Form 10-K405
period 1996-06-29
PHAR MOR INC
filed 1996-09-27
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        FORM 10-K405

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------      SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended June 29, 1996

- -------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                                             --------     ---------

                          COMMISSION FILE NUMBER 0-27050


                                 PHAR-MOR, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                        25-1466309
- ---------------------------------------             ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

20 Federal Plaza West, Youngstown, Ohio                 44501-0400
- ----------------------------------------             ------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:   (330) 746-6641
                                                      -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange
    Title of each class                             on which registered
    -------------------                             --------------------
Common Stock, par value $0.01 per share                    NASDAQ
Warrants to purchase Common Stock                          NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES     X     No
                                  -------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        YES     X      No
                                  ------      ------

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 13, 1996 was $85,099,378 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

As of September 13, 1996, 12,157,054 shares of the Registrant's Common Stock were outstanding.

                                     PART I

Item 1.     BUSINESS

INTRODUCTION

     Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine and tobacco, soft drinks, video rental and seasonal and other general merchandise. As of June 29, 1996, the Company operated 102 stores in 22
metropolitan markets in 18 states under the name of Phar-Mor.   Approximately
51% of Phar-Mor's stores are located in Pennsylvania, Ohio and West Virginia, and approximately 24% are located in Virginia, North Carolina and South Carolina. The Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of June 29, 1996.


                         TOTAL CHAIN SALES BY PRODUCT TYPE
                 (for the 52-week period ending June 29, 1996)
- ------------------------------------------------------------------------------
Drugstore:                                   45%
  Includes health & beauty care
  products, cosmetics, greeting
  cards, seasonal goods and other
  general merchandise
Consumables:                                 28%
  Includes grocery, snacks, beer,
  wine, tobacco and soft drinks
Pharmacy:                                    24%
  Includes prescription and over-
  the-counter drugs
Video and video rentals                       3%


     On September 11, 1995 Phar-Mor became a publicly traded, $1 billion drugstore chain with 102 individually profitable stores. The Company's new senior management team implemented a series of fundamental changes designed to achieve operating profitability. The Company:

- -    Implemented an increased advertising and marketing program that includes reducing prices on over 3,000 high volume items in every product category;

- -    Increased advertising expenditures and frequency, highlighted by
     8 to 24-page weekly inserts;

- -    Introduced a program that guaranteed the lowest prescription price or it's FREE;

- -    Enhanced the store within a store concept by improving its drugstore and food store operations, and adding new features such as the "discount book store", "$0.39 card store", "pet place", "Kodak film kiosk", club-store "two-ton items";

- -    Reduced the number of stores and focused on a core group of high volume, profitable stores with over 60% in Pennsylvania, Ohio, Virginia and West Virginia;

- -    Reduced the number of warehouses and increased out-sourcing of product distribution;

- -    Introduced point of sale (POS) scanning in all stores;

- -    Installed a new pharmacy software system;

- -    Installed a new warehouse logistics system;

- -    Reduced the number of corporate personnel by 75%; and

- -    Reduced the number of stock keeping units (SKUs) by 20,000.

     Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in this Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

RECENT DEVELOPMENTS

     In an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated as of September 7, 1996, by and among Phar-Mor, ShopKo Stores, Inc., a Minnesota corporation ("ShopKo"), and Cabot Noble, Inc., a newly formed Delaware corporation ("Cabot Noble"), ShopKo and Phar-Mor have agreed, subject to shareholder approval and to certain other conditions set forth in the Reorganization Agreement, to a reorganization pursuant to which Phar-Mor and ShopKo will each become separate wholly owned subsidiaries of Cabot Noble (the "Proposed Transaction"). The Proposed Transaction provides for share exchanges with Cabot Noble, and for ShopKo and Phar-Mor to continue as separate, wholly owned operating subsidiaries of Cabot Noble once the share exchanges are consummated.

      Under the terms of the Reorganization Agreement, each issued and outstanding share of Phar-Mor common stock ("Common Stock") will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration would otherwise fall outside a range between $17.25 and $18.00 per ShopKo share (based on the average daily closing sale prices of the Phar-Mor Common Stock over a specified 30-day period).

     In connection with the Proposed Transaction, SUPERVALU INC., a Delaware corporation ("SuperValu"), which currently beneficially owns approximately 46% of the issued and outstanding shares of ShopKo common stock, has entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Cabot Noble whereby SuperValu has agreed to sell the Cabot Noble shares it receives in the Proposed Transaction to Cabot Noble immediately after the Proposed Transaction is completed for an aggregate purchase price of $248,438,339, which represents $16.86 per share for the ShopKo common stock beneficially owned by SuperValu prior to the Proposed Transaction. The Stock Purchase Agreement provides that SuperValu will receive $208,038,339 in cash at closing and $40,400,000 in a short-term promissory note from Cabot-Noble due January 31, 1997.

     SuperValu also has entered into a Voting Agreement (the "Voting Agreement") with Robert M. Haft. Mr. Haft and his wife, Mary Haft, as tenants by the entirety, jointly comprise one of two members of Hamilton
Morgan, L.L.C., a Delaware limited liability company ("Hamilton Morgan"). Hamilton Morgan beneficially owns 39.4% of Phar-Mor's outstanding Common Stock. The other member of Hamilton Morgan is FoxMeyer Health Corporation ("FoxMeyer"). In the Voting Agreement, SuperValu has agreed to vote that number of ShopKo shares equal to 19.9% of the total outstanding ShopKo shares in favor of the Proposed Transaction, and Mr. Haft has agreed to use his reasonable efforts to cause Hamilton Morgan to vote all of the shares of Common Stock over which it has voting control in favor of the Proposed Transaction. FoxMeyer has not reached a conclusion as to its position on the Proposed Transaction. SuperValu, which beneficially owns approximately 46% of the total outstanding ShopKo common stock, was limited as to the number of shares it could agree to vote in favor of the Proposed Transaction by certain provisions of the Minnesota Business Corporation Act relating to control shares.

     Consummation of the Proposed Transaction is subject to certain conditions, including (a) receipt of financing of at least $100 million, (b) approval by the shareholders of ShopKo and Phar-Mor, (c) receipt of necessary regulatory approvals, and (d) other conditions to closing customary in transactions of this type.

     Certain additional information regarding the Proposed Transaction is contained in Phar-Mor's press release (the "Press Release") dated September 9, 1996 and Phar-Mor's Form 8-K dated September 7, 1996, filed with the SEC, which are incorporated herein by reference.

     In connection with the Proposed Transaction, it is anticipated that certain operational and administrative aspects of Phar-Mor and ShopKo will be integrated and/or combined in an effort to realize savings from reductions in corporate overhead and selling, general and administrative efficiencies and economies of scale. Moreover, it is likely that the Proposed Transaction would result in certain adjustments or modifications in the respective business plans and strategies of Phar-Mor and ShopKo. The Company is currently reviewing and reconsidering all aspects of its operations, administration, plans and strategy in order to facilitate the Proposed

Transaction. Accordingly, the information contained in this report on Form 10-K, including, without limitation, the anticipated amount or timing of future capital expenditures and other investments and the purposes therefor, planned store openings, remodelings or rightsizing and expected methods of operation may change if the Proposed Transaction is consummated. However, no such changes have been made or plans developed and there can be no assurance that the Proposed Transaction will be consummated.

     The Reorganization Agreement, the Voting Agreement, the Stock Purchase Agreement, the Press Release and the Form 8-K are incorporated herein by reference. The foregoing summary of such exhibits is qualified in its entirety by reference to the complete text of such exhibits.

     Robert A. Peiser, a director of the Company, has resigned from the Board of Directors of Phar-Mor effective as of September 4, 1996, in connection with his acceptance of a position with FoxMeyer Drug Company. Mr. Peiser's resignation did not result from any disagreement with Phar-Mor on any matter relating to the Company's operations, policies or practices.

OPERATIONS

     Typically, stores are open 95 hours per week; pharmacies are typically open 77 hours per week. The average store has approximately 50 employees, including a store manager and department managers, pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 5,389 employees at June 29, 1996. Approximately 208 warehouse and distribution center employees in Youngstown are members of the Teamsters Union under contract which expires March 1, 1998. Sixty-three employees at the Company's Niles, Ohio store are members of the United Food and Commercial Workers Union under contract which expires October 12, 1997.

     The Company is committed to customer service and encourages employees to be responsive to customer needs and concerns. The remerchandising and remodeling of stores (discussed below) is designed to further ease and make the customer's shopping experience pleasurable. The number of open checkout lanes is closely monitored to facilitate the efficient and comfortable checkout of customers. These philosophies are regularly communicated and reinforced by the Company to its employees.

     Thorough education and training in store operations is provided at every level. Computer-based training, on and off-site training, video training, and teleconferences are a few of the training methods used. The Company believes that such training enables efficiency and understanding within store operations.

     The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within an area of between five and seven miles.
On average during fiscal 1996, each store served approximately 12,500 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

     Company stores accept payment in cash, check, credit cards and payment from third party providers of prescription services.

     The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities are centrally directed from Phar-Mor's corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. FoxMeyer Drug Company, a pharmaceutical distributor and an affiliate of the Company since the effective date of Phar-Mor's Chapter 11 plan of reorganization (the "Plan of Reorganization"), accounted for approximately 24% of the Company's purchases, and Riser Foods, Inc., a grocery wholesaler, accounted for approximately 5.4% of the Company's purchases during
fiscal 1996.   See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
Transactions with FoxMeyer Drug Company." The purchase of pharmaceutical products by the Company from FoxMeyer Drug Company is governed by a supply agreement dated August 17, 1992 which expires August 17, 1997 (the "FoxMeyer Supply Agreement"). During fiscal 1996, no other single vendor accounted for more than 5% of the Company's purchases. Substantially all of the products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

     On August 27, 1996, FoxMeyer Drug Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. On August 29, 1996, the Company notified FoxMeyer Drug Company that the supply of products to the Company under the FoxMeyer Supply Agreement was insufficient and consequently FoxMeyer Drug Company had committed a material breach thereunder. On September 27, 1996, the Company received a response from FoxMeyer Drug Company disputing the Company's notification, which response states in part, "we [FoxMeyer] acknowledge that there have been service level issues over the past several weeks, while we work with our suppliers to extend more favorable terms. However, our calculations reflect that six of the nine [FoxMeyer] distribution centers exceeded the 95% fill rate average required [under the FoxMeyer Supply Agreement] for the ninety days preceding your demand letter." The Company believes that it has, at this time, overcome all related business interruptions because there are adequate alternative sources of supply, subject to pricing, readily available to the Company.

MARKETING AND MERCHANDISING

     Phar-Mor's overall merchandising strategy is to offer (a) value to consumers by pricing its products below the prices charged by conventional drugstores and supermarkets and (b) a broader array of products in each of its major product categories than is offered by mass merchant discounters. Phar-Mor's product strategy is focused on the traditional drugstore lines of prescription and over-the-counter drugs, health and beauty care products and cosmetics. Phar-Mor stores also typically feature other product categories, including grocery, snacks and beverages, pet food and supplies, beer, wine and liquor (where permitted by law), tobacco, baby products, general merchandise, video and music sales and video rentals. Phar-Mor is one of the leading retailers of film, vitamins, soft drinks and batteries in the United States.

     Ninety-five percent of the Company's advertising is print advertising, through circulars, newspapers, and point of sale materials. Newspaper advertisements and circulars appear in major newspapers in each market area. The Company presently advertises through 75 newspapers and mailers.

     In January 1996, the Company introduced a new marketing approach that improved sales during the last two quarters of fiscal 1996 (see table below). This program included price reductions on over 3,000 items and the consequent reduction of gross profit margins, and was implemented in order to generate increased sales volume. At the same time, the Company adopted an "everyday low price" strategy on substantially all products and increased advertising by expanding the size of its circulars. The Company continues to review its prices relative to its competitors.

     Simultaneously, the Company also introduced a program guaranteeing the "lowest prescription price or its free." At the inception of the program in January 1996, same store pharmacy sales for the month of January 1996 were 7% lower than for the month of January 1995. Same store pharmacy sales improved in the month of June 1996 versus June 1995 by 4.2%. Overall pharmacy gross margins decreased approximately 1% in fiscal 1995 versus fiscal 1996, of which reduction approximately one half resulted from the increase in third party prescription business.

                PHAR-MOR, INC. COMPARABLE SALES, 102 STORES
                -------------------------------------------

                                  FY 1996        FY 1995         % Variance
                                  --------       -------        -----------
           January              $ 91,249,149   $ 97,949,728       -6.84%

           February               80,456,860     84,467,595       -4.75%

           March                  80,584,706     78,488,924        2.67%

           April                 100,983,873    104,492,861       -3.36%

           May                    80,432,036     79,205,254        1.55%

           June                   83,382,186     80,981,428        2.96%

     In January 1996, Phar-Mor retained a national design firm to assist in the redesign and creation of a new prototypical store. The new prototype repositioned signature departments to provide the customer an easy-to-navigate shopping format further enhanced by custom signage.

     The Company has completed remodeling two stores: Bethel Park and Allentown, Pennsylvania. The Bethel Park store was completed in May 1996 and the Allentown store was completed in June 1996. Each store has shown increased sales and gross profit versus fiscal 1995 since the stores were remodeled and redesigned. In addition, the Company is in the process of remodeling and redesigning two stores located in New Philadelphia, Ohio and West Palm Beach, Florida.

     In conjunction with its remodeling and redesigning of two Ohio (St. Clairsville and Mansfield) stores in August 1996, Phar-Mor has also introduced the "club store" concept as a test for other locations. In an approximate 10,000 to 15,000 square foot excess area, each "club store" offers a varied selection of grocery items, including fresh, frozen, and refrigerated foods.

     At this time, it is too early to determine whether or not the success of these programs will result in the introduction of additional "club stores", but the concept is being well received by customers and has improved sales in each store. The Company is reviewing plans to remodel approximately twelve additional stores in fiscal 1997.

SALES

     The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drug stores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In fiscal 1996, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, greeting cards, over-the-counter drugs, health and beauty care products and cosmetics) averaged approximately $5.8 million dollars per store in its 102 stores. In addition to the approximately $591.4 million in traditional drugstore products revenues in fiscal 1996, the Company generated approximately $464.9 million in sales in the last fiscal year from the sale of groceries and general merchandise.

     Set forth below is the percentage of sales by principal category of products for the 102 continuing stores for the last three fiscal years.

                                 PERIOD ENDED
                                 ------------

                             June 29, 1996      July 1, 1995      July 2, 1994
Category                      (52 Weeks)         (52 Weeks)        (53 Weeks)
- --------                     -------------      ------------      ------------
Prescription, Health
 and Beauty Care Products,
 Cosmetics and Greeting
 Cards                          56.0%              55.7%              54.9%
All Other Merchandise           44.0%              44.3%              45.1%

SEASONALITY

     The Company's business is seasonal to a certain extent. The highest volume of sales and net income usually occurs in the second fiscal quarter (generally October, November and December ) and the lowest volume occurs during the third fiscal quarter (generally January, February and March). The following table summarizes the Company's sales by quarter during fiscal 1996.

                    SALES BY QUARTER DURING FISCAL 1996*

                                                 Percentage of
                                                  Total Sales
                                                 --------------
                    First Quarter                     24.1%
                    Second Quarter                    26.9
                    Third Quarter                     23.9
                    Fourth Quarter                    25.1
                                                     ------
                                                     100.0%
                    ----------------------------

                    * For the 102 stores operating as of June 29, 1996

COMPETITION

     Phar-Mor's stores compete primarily with conventional drugstores, supermarkets and mass merchant discounters. Among these competitors, many have greater financial resources than the Company. Phar-Mor's strategy for competing with conventional drugstores is through its broader product selection and generally lower prices than traditional drugstore lines. Phar-Mor believes it has these same competitive advantages against most supermarkets for non-grocery items. Phar-Mor's strategy for competing with supermarkets in grocery product lines, where Phar-Mor does not have a broader selection, is to carry an often changing mix of items priced lower than most supermarkets.

     Phar-Mor does not attempt to compete against mass merchant discounters solely on the basis of price. In traditional drugstore lines, particularly health and beauty care products and greeting cards, Phar-Mor offers broader product selection than mass merchant discounters. Mass merchant discounters generally are unwilling to allocate as much display space as Phar-Mor devotes to these categories. The merchandising changes Phar-Mor has implemented, including the creation of "signature" departments in dedicated aisle space with distinguishing signage, such as health and beauty care products, cosmetics, video rentals and "The Card Shop," "Pet Place," "One Stop Baby Shop," and "Vitamin Shoppe," are designed in part to distinguish Phar-Mor from mass merchant discounters and to increase its strength in areas in which, in Phar-Mor's opinion, such merchants do not excel.

CAPITAL EXPENDITURES

     The Company's most significant capital needs are for seasonal buildup of inventories, technology improvements and remerchandising and remodeling of existing stores.

      Capital expenditures of the Company totaled $7.0 million in fiscal 1996. This included expenditures totaling $2.4 million for rightsizing and remodeling of existing stores. Prior to the Proposed Transaction, the Company anticipated spending approximately $30.1 million for capital expenditures in fiscal 1997.

     In light of the Proposed Transaction, the amount of capital expenditures for fiscal 1997 is being reviewed and will likely change; however, the Company is reviewing plans to remodel approximately 12 additional stores in fiscal 1997 in addition to the three or four new stores the Company plans to open in fiscal 1997.

REAL ESTATE AND GROWTH

     The Company opened no new stores in fiscal 1996 and currently plans to open approximately three or four new stores in fiscal 1997. Expansion in the near future is expected to be minimal and in existing or contiguous markets in the Company's core market states of Pennsylvania, Ohio and West Virginia. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing utilization of existing supervisory and managerial staff.

     The aggregate cost of any future expansion is dependent upon the method of financing new stores. Build to suit (i.e., landlord constructed) leases cost approximately $750,000 per store for furniture, fixtures, and equipment and each new store requires approximately $1.3 million in inventory. Company-funded conversion of existing buildings is another possible method of future expansion; however the cost of such expansion per store varies significantly depending upon the age, condition and configuration of such buildings.

     Phar-Mor has reduced store occupancy costs through negotiated rent concessions and store rightsizings. As of June 29, 1996, Phar-Mor's stores ranged in size from approximately 30,000 to 70,000 square feet, with an average store size of approximately 51,000 square feet. Since June 1993, the Company has rightsized 14 stores, reducing the average size of such stores by approximately 19,000 square feet and the average annual occupancy costs of such stores by over $152,000 per store. The Company also currently intends to remodel certain rightsized and other stores. As of September 15, 1996, the Company has completed remodeling four stores, including the "club stores." While the average cost of remodeling each store is approximately $600,000, the Company believes that the cost of remodeling additional stores can be reduced depending upon size, configuration and geographic location of a store.

     In anticipation of the Proposed Transaction, the Company has suspended its rightsizing program. However, two locations are being remodeled (New Philadelphia, Ohio and West Palm Beach, Florida) as a result of consummated rightsizing transactions. The Company estimates that approximately 45 stores previously identified as potential downsizing candidates may be remerchandised to include certain additional complementary merchandise typically sold in ShopKo stores. Also, a limited number of the stores may accommodate the "club store" concept. If implemented, these changes in the space utilization strategy would allow the Company to draw on merchandising expertise from

ShopKo, create buying efficiencies not previously available to the Company, and offer the opportunity to consolidate certain related functions.

TRADEMARKS AND SERVICE MARKS

     The Company believes that its registered "Phar-Mor" and "Power Buying" trademarks are well recognized by its customer base and the public at large in the markets where such trademarks have been advertised. The Company believes that the existing customer and public recognition of its trademarks and related operation philosophy will be beneficial to its strategic plans to expand merchandise categories and add new stores. The Company has also introduced a number of private label brands of products under various registered trademarks and trademarks pending registration.

HISTORY

     Phar-Mor was founded in 1982 as a division of a subsidiary of the Giant Eagle, Inc. supermarket chain. The initial Phar-Mor concept was built on the premise that a drugstore offering additional, and at times unexpected, categories of merchandise could attract customers by featuring low prices made possible by acquiring inventory at relatively low cost through deal purchases of overstock, odd lot, discontinued, large unit size or slow-moving merchandise from manufacturers and distributors. The Company grew, rapidly expanding from 12 stores in August 1985 to 311 stores in August of 1992.
Store size also grew dramatically, increasing from an average of approximately 31,000 square feet in fiscal 1986 to approximately 58,500 square feet in 1992. Phar-Mor's rapid growth was mirrored by apparent extraordinary financial success.

     However, in early August 1992, Phar-Mor publicly disclosed that it had discovered a scheme by certain senior executives to falsify certain financial results and divert funds to unrelated enterprises and for personal expenses. The officers involved, including Phar-Mor's former President and Chief Operating Officer, former Chief Financial Officer, former Vice President of Finance and former Controller were promptly dismissed. In an effort to restore support from its vendors and lenders and to implement a business turnaround plan, Phar-Mor and its fifteen wholly-owned subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code on August 17, 1992 (the "Petition Date"). The Company emerged from bankruptcy on September 11, 1995 with a new President and Chief Operating Officer, Chief Financial Officer and Vice President and Corporate Controller hired after the Petition Date to replace those responsible for the fraud.

     During the pendency of the Chapter 11 bankruptcy cases of pre-reorganized Phar-Mor and its subsidiaries (the "Chapter 11 Cases"), new management analyzed the performance and prospects of each store to identify a core group of high volume, profitable and geographically concentrated stores that would serve as the basis of reorganized Phar-Mor. Based on this analysis, Phar-Mor closed 209 stores (not including separate liquor stores which were closed at various times) in five stages: 54 stores between October 1992 and December 1992, 34 stores between March 1993 and June 1993, 55 stores in July 1993, 25 stores in October 1994 and 41 stores in July 1995, thereby reducing the number of stores from 311 in September 1992 to 102 stores as of September 11, 1995, the effective date of the Plan of Reorganization.

     The Company also implemented a series of fundamental changes designed to achieve operating profitability and to position Phar-Mor for future growth. Following the Petition Date, Phar-Mor reduced the number of warehouses and increased outsourcing of product distribution; reduced the average size of several stores by approximately 19,000 square feet; introduced point of sale ("POS") scanning in all stores; installed a new pharmacy software system; installed a new warehouse logistics system; and reduced the number of corporate personnel by 75%.

     In connection with the Company's Plan of Reorganization and its emergence from bankruptcy (as discussed below), the Company restructured its debt obligations and converted approximately $855 million of debt into equity. The Company also entered into a three-year, $100 million revolving credit facility (the "Revolving Credit Facility"). As of June 29, 1996, no borrowings were outstanding under the Revolving Credit Facility, other than standby letters of credit totaling approximately $5.4 million.

REGULATION

     The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. To the extent that pay scales for a portion of the Company's personnel relate to the federal minimum wage, the scheduled increase in the minimum wage will increase the Company's labor costs.

     The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding recordkeeping and licensing matters with civil and criminal penalties for violations.

ITEM 2.     PROPERTIES.

The Company operates 102 stores in 18 states. Approximately 51% of Phar-Mor's stores are located in Pennsylvania, Ohio and West Virginia, and approximately 24% are located in Virginia, North Carolina and South Carolina. The following is a breakdown by state of the locations of the Company's stores.

               Alabama     1        Missouri         1
               Colorado    2        North Carolina   9
               Florida     5        Ohio            15
               Georgia     3        Oklahoma         1
               Illinois    4        Pennsylvania    33
               Indiana     3        South Carolina   4
               Iowa        2        Virginia        11
               Kansas      2        West Virginia    4
               Kentucky    1        Wisconsin        1

     As of June 29, 1996, all of the Company stores were leased. All store leases are long term; the original terms of 76 leases and the original terms with options of four leases expire on or before December 31, 2006. Most stores are located adjacent to or near shopping centers or are part of strip centers. The remaining stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A prototypical store is designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays and includes 32,000 square feet of sales space and 8,000 square feet of storage area and ample off-street parking. Traffic design is intended to enhance the opportunity for impulse purchases.

     The Company operates a distribution center in Austintown, Ohio comprised of two adjoining leased warehouse facilities. The Company also leases most of the equipment used in the warehouse facilities. This center delivered approximately 35% of all merchandise to the stores in fiscal 1996, primarily using contract carriers. The balance of the products were delivered directly to the stores by vendors. The Company has the option to terminate one or more of these warehouse and/or equipment leases on December 31, 2000 upon payment of an early termination fee. If all these leases were terminated on that date, the aggregate early termination fee would be $1.8 million. In addition, Phar-Mor has a separate option to terminate all of the warehouse leases at any time after July 1, 1996 for payment of approximately $5.2 million.

     The Company and a wholly-owned subsidiary of the Company are partners in an Ohio limited partnership, which owns the office building where the Company occupies approximately 141,000 square feet of space for its corporate offices in Youngstown, Ohio. The Company leases offices for its headquarters in such building from such partnership comprising approximately 80,000 square feet. The headquarters lease has a five year term and allows Phar-Mor to renew the
lease for two additional five year terms.   The Company has the right
terminate the headquarters lease beginning march 1, 1997 and ending March 1, 1998. Should the company elect to terminate the headquarters lease, the Company is not liable to any loans secured by the headquarters property.

ITEM 3.     LEGAL PROCEEDINGS.

     In the normal course of business, the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations, cash flows or the consolidated financial position of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     The Company's Common Stock was issued to creditors on September 11, 1995, pursuant to the terms of the Plan of Reorganization. From September 11, 1995 through October 31, 1995, the only market activity in the Common Stock of which the Company is aware was trading on a limited basis, primarily through inter-dealer quotations. From October 31, 1995 to February 7, 1996, the common stock was included for quotation on the NASDAQ SmallCap Market under the symbol "PMOR." Since February 8, 1996, the Company's Common Stock has been included for quotation on the NASDAQ National Market under the symbol "PMOR." Prior to September 11, 1995 there was no established public trading market for the Company's Common Stock. High and low prices of the Company's Common Stock from September 11, 1995 are shown in the table below:

                                                Fiscal 1996
                                                -----------
                                              High       Low
                                              ----       ---
        1st Quarter...........................$9 1/4   $6 13/16
        2nd Quarter............................9 3/4    6 3/8
        3rd Quarter............................8 1/4    6 7/8
        4th Quarter............................8 5/8    7

     As of September 13, 1996, there were 2,862 holders of the Company's Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings for future operations and expansion of its business. In addition, the Revolving Credit Facility and the indenture pursuant to which Phar-Mor issued certain senior unsecured notes restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

ITEM 6.     SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.

                                          (In thousands except per share data)

- ---------------------------------------------------------------------------------------------
                     43 Weeks         9 Weeks           52 Weeks       53
Weeks      39 Weeks
                       Ended           Ended             Ended           Ended
       Ended
                   June 29, 1996  September 2, 1995  July 1, 1995(b) July 2,
1994 June 26,1993
                   -------------- -----------------  ---------------
- ------------ ------------
Net sales            $874,284    |  $181,968          $1,412,661
$1,852,244    $1,434,256
Income (loss) from               |
continuing operations   2,526    |   (10,389)(a)         (53,144)(c)
(142,763)(d)  (82,179)(e)
Income (loss) per                |
share from continuing            |
operations                .21    |      (.19)               (.98)
(2.64)       (1.52)


                        As of           As of            As of          As of
       As of
                    June 29, 1996  September 2, 1995  July 1, 1995  July 2,
1994   June 26, 1993
                    -------------  -----------------  ------------
- ------------   -------------
Total assets          363,463        390,207         |   531,332
680,105       860,953
Long-term debt &                                     |
capital leases        149,163        151,047         |   -               -
        -
Liabilities subject                                  |
to settlement             -                -          |1,154,959
1,182,145     1,252,981


- ------------------------------------------------------------------------------------------------

Note: In accordance with fresh-start reporting, reorganization value was used to record the assets and liabilities of the Company at September 2, 1995. Accordingly, the selected consolidated financial data as of September 2, 1995 and June 29, 1996 and for the 43 weeks ended June 29, 1996, is not comparable in material respects to such data for prior periods. Furthermore, the Company's results of operations for periods prior to the effective date of the Plan of Reorganization are not necessarily indicative of results of operations that may be achieved in the future.

(a) Excludes extraordinary gain of $775 million on debt discharge pursuant to the Plan of Reorganization; and includes the gain for revaluation of assets and liabilities under fresh-start reporting of $8 million and reorganization costs of $16.8 million.

(b) Excludes the results of 25 stores after July 2, 1994 and the results of 41 stores after May 6, 1995, closed as part of the Company's restructuring prior to emergence from the Chapter 11 Cases.

(c) Includes reorganization costs of $51.2 million, including $53.7 million for costs of downsizing, less $7.6 million gain on disposition of assets held for sale.

(d) Includes reorganization costs of $106.5 million, including $43 million for costs of downsizing and $53.2 million to write down property and equipment to the lower of appraised or net book value.

(e)     Includes reorganization costs of $16.7 million.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages F-1 to F-25. The discussion of liquidity and capital resources is based upon the Company's current financial position. The accompanying financial review reflects the significant impact of the events leading up to and following the Company's emergence from bankruptcy. Certain information regarding the Chapter 11 Cases and the Plan of Reorganization is set forth in "Item 1. BUSINESS - History" and Note 1 to the Consolidated Financial Statements.

     Upon the Company's emergence from bankruptcy, the Company adopted the principles of fresh-start reporting as of the effective date of the Plan of Reorganization to reflect the impact of the reorganization. As a result of the application of fresh-start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the effective date of the Plan of Reorganization will not necessarily be comparable to those prior to such date.

RECENT DEVELOPMENTS AND OUTLOOK

     The Company's results of operations and financial condition reflect the impact of the 1995 recapitalization effected pursuant to the Plan of Reorganization and the consolidation of operations following the Petition Date.

     The Company has significantly restructured its debt obligations. The Company converted approximately $855 million of debt obligations to equity, obtained a $9.5 million net cash equity infusion, and entered into the Revolving Credit Facility. See "- Financial Condition and Liquidity" below.

     In addition, since August 1992, the Company has put in place a series of programs that are designed to reduce its expense structure and improve its operations. These programs resulted in the closing of 209 stores and three warehouses, the elimination of 75% of corporate level staff and the implementation of three major information system improvements. See "Item 1. BUSINESS."

    Management believes that the recapitalization and the specific steps taken to streamline the Company's business operations since the Petition Date have yielded a significant improvement in the operating and financial profile of the Company. The restructuring of the Company's debt obligations has significantly reduced interest expense and enhanced financial flexibility. As a result of the consolidation program, the Company has significantly reduced the fixed cost elements of cost of sales and selling, general and administrative expenses partially offset by declines in sales and gross margin dollars.

     Although there can be no assurance, management believes that the Company is now positioned to enhance future profitability as economic and competitive conditions improve in its markets. Management also believes that additional gains may be realized through further reduction of expenses and refinement of the Company's business operations.

     On September 7, 1996, the Company executed an Agreement and Plan of Reorganization with ShopKo and Cabot Noble. See "Item 1. BUSINESS."

     Changes in the federal minimum wage may affect the Company's future labor costs. See "Item 1. BUSINESS - Regulation."

RESULTS OF OPERATIONS

     The following table sets forth the number of retail stores operated between years:

                                       Fiscal Year Ended
                           --------------------------------------------
                           June 29,     July 1, 1995      July 2, 1994
                           --------     ------------      -------------
                           1996(a)
                           -------
Stores,
beginning of period          143             168               168
Stores closed                (41)            (25)                -
Stores, end of period        102             143(b)            168

(a) Includes the nine weeks ended September 2, 1995 (Predecessor) and the forty-three weeks ended June 29, 1996 (Successor).

(b)    Includes 41 stores in the process of closing at July 1, 1995.

     The historical results of operations exclude the results of the 25 stores closed in fiscal 1995 (as part of the Company's restructuring) after the date their closing was decided (July 2, 1994) and the results of 41 stores closed in fiscal 1996 (also part of the Company's restructuring) after the date their closing was decided (May 6, 1995).

     The Company's results of operations for the forty-three weeks ended June 29, 1996 are not comparable to its results of operations for prior periods due to the Company's adoption of fresh-start reporting as of September 2, 1995 (see Note 2 to the Consolidated Financial Statements). For the purposes of the following discussion, the following pro forma results of operations for the fifty-two weeks ended June 29, 1996 (fiscal 1996) and the fifty-two weeks ended July 1, 1995 (fiscal 1995) will be compared.

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

     The following unaudited pro forma statements of operations present consolidated results of operations of Phar-Mor and its subsidiaries for fiscal 1996 and fiscal 1995 as if the Plan of Reorganization was effective July 2, 1994 and includes adjustments to reflect the implementation of fresh-start reporting as of July 2, 1994; the elimination of the 41 stores closed in July 1995 from the results of fiscal 1995; the effects of non-recurring transactions resulting from the Plan of Reorganization; and certain payments to creditors pursuant to the Plan of Reorganization as of July 2, 1994 (see Notes 1 and 2 to the Consolidated Financial Statements).

                                            (000's)
                      --------------------------------------------------------
                             Fiscal 1996                    Fiscal 1995
                      --------------------------    --------------------------
Sales                 $ 1,056,252     100.00%        $ 1,107,222      100.00%
Less:
 Cost of goods sold,
 including occupancy
 and distribution costs   875,148      82.86%            900,814       81.36%
 Selling, general and
 administrative
 expenses                 149,458      14.15%            158,009       14.27%
 Chapter 11 professional
 fee accrual adjustment    (1,530)     (0.15)%              -             -
 Depreciation and
 amortization              18,319       1.73%             18,725        1.69%
                           -------                       --------
Income from operations
 before interest and
 income taxes              14,857       1.41%             29,674        2.68%
Interest expense          (17,465)     (1.65)%           (16,990)      (1.53)%
Interest income             8,614       0.81%               -             -
                          --------                       --------
Income before income
 taxes                      6,006       0.57%             12,684        1.15%
Income tax provision        2,676       0.25%              5,074        0.46%
                          -------                        --------
Net income                 $3,330       0.32%             $7,610        0.69%
                          -------                        --------
                          -------                        --------

PRO FORMA RESULTS FOR THE 52 WEEKS ENDED JUNE 29, 1996 (FISCAL 1996) COMPARED TO THE PRO FORMA RESULTS FOR THE 52 WEEKS ENDED JULY 1, 1995 (FISCAL 1995) (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Comparable store sales for fiscal 1996 were down $50,970, or 4.6%, from fiscal 1995. This is due to: (i) the fact that the Company has not opened a new store since September 1992, while competitors have opened a significant number of new stores in the markets where the Company operates, and (ii) the negative impact of continued penetration of third party prescription plans and its impact on the Company's pharmacy business. Sales improved over the last two quarters of fiscal 1996 as a result of the Company's new marketing approach, which was launched January 14, 1996. Comparable store sales increased .04% in the fourth quarter of fiscal 1996 compared with the same period of the prior year with June increasing 2.96%. The new marketing approach included retail price reductions on over 3,000 items and additional advertising.

     Gross profit for fiscal 1996 was 1.50% of sales lower than fiscal 1995. The Company's new marketing approach resulted in a lower product gross margin. Vendor rebate income was .39% of sales lower than fiscal 1995 due primarily to the company's lower sales level in fiscal 1996. Inventory shrink and damage expenses were reduced by .42% of sales in fiscal 1996 compared with fiscal 1995.

     Selling, general and administrative expenses for fiscal 1996 were 0.12% of sales lower than fiscal 1995. Increases in advertising expenses to support the new marketing approach were more than offset by a 16.8% reduction in corporate overhead costs.

     Fiscal 1996 included $5,479 in interest income on invested cash and also included $3,135 in interest income received on federal income tax refunds. The pro forma fiscal 1995 results assumed the Company would not have earned any interest income.

     52 WEEKS ENDED JULY 1, 1995 (FISCAL 1995) COMPARED TO 53 WEEKS ENDED JULY 2, 1994 (FISCAL 1994) (ALL DOLLAR AMOUNTS IN THOUSANDS)

     During fiscal 1995, the Company closed 25 stores after conducting going-out-of-business ("GOB") sales. The projected costs of closing the stores were recorded as of July 2, 1994 (the Company's previous year end). In May 1995, the Company announced the closing of an additional 41 stores and began GOB sales at such stores. These additional 41 stores were closed in July 1995. The projected costs of closing these stores were recorded as of May 6, 1995. Consequently, the actual operating results for fiscal 1995 included below are for 143 stores for the first 44 weeks of the period and 102 continuing stores for the remaining 8 weeks of the period. The operating results for fiscal 1994 included below are for 168 stores.

<TABLE
[CAPTION]
                                            (000's)
                        --------------------------------------------------
                             Fiscal 1995                   Fiscal 1994
                        --------------------------------------------------
[S]                      [C]          [C]          [C]             [C]
Sales                    $ 1,412,661  100.00%      $ 1,852,244     100.00%
Cost of goods sold,
 including occupancy
 and distribution costs    1,156,928   81.90%        1,522,722      82.21%
Gross profit                 255,733   18.10%          329,522      17.79%
                           ---------                 ---------
Selling, general and
 administrative expenses     199,863   14.15%          276,887      14.95%
Depreciation and
 amortization                 24,643    1.74%           55,401       2.99%
                           ---------                 ---------
Income (loss) from
 operations before
 interest expense,
 reorganization items
 and income taxes             31,277    2.21%           (2,766)     -0.15%
Interest expense              33,324    2.36%           33,878       1.83%
                           ---------                   --------
Loss before reorganization
 items and income taxes       (2,097)  -0.15%          (36,644)     -1.98%
Reorganization items          51,158    3.62%          106,450       5.75%
                           ---------                   --------
Loss before income tax
 benefit                     (53,255)  -3.77%         (143,094)     -7.73%
Income tax benefit              (111)  -0.01%             (331)     -0.02%
Net income (loss)           ($53,144)  -3.76%        ($142,763)     -7.71%
                           ----------                ----------
                           ----------                ----------
[/TABLE]
     Net retail sales for fiscal 1995 were $1,412,661, which was 22.5% less than the comparable 52 week period in fiscal 1994 and is primarily due to closing of the 41 stores discussed above. The net retail sales for the 102 continuing stores for the comparable period declined by 4.5%. Generally, this decrease in sales is attributable to: (i) the fact that the Company has not opened new stores since September 1992, while competitors have opened a significant number of new stores in those markets where the Company continues to operate and (ii) the negative impact of continued penetration of third party prescription plans and its impact on the Company's pharmacy business.

     The gross profit improvement of 0.31% of sales for fiscal 1995, compared to fiscal 1994, is primarily a result of the Company realizing the full benefit of the margin enhancement program instituted during fiscal 1994.

     Selling, general and administrative expenses were 0.80% of sales lower for fiscal 1995 compared to fiscal 1994. This is a result of cost reduction programs implemented during fiscal 1994 and acceleration of the cost reduction activities planned for fiscal 1995.

     The decrease in depreciation and amortization expense for fiscal 1995, compared to fiscal 1994, is due primarily to the write-down of property and equipment that resulted from closing 66 stores and a $53,211 charge to write-down property and equipment to the lower of appraised or net book value as of July 2, 1994 based on an independent appraisal undertaken in 1994. The appraisal included a physical inspection of property and equipment at the Company's corporate headquarters, warehouse and selected retail store locations. The appraisal was undertaken because the Company lacked reliable historical accounting records for property and equipment as a result of the fraud and because the adverse business conditions concealed by the fraud dictated an assessment of whether the carrying amount of property and equipment was overstated. (The adjustment was recorded at July 2, 1994; consequently, depreciation included in depreciation and amortization for fiscal 1994 was computed on the unadjusted balances of property and equipment).

     The decrease in interest expense for fiscal 1995, compared to fiscal 1994, is due primarily to repayment of approximately $123,000 of principal on prepetition secured debt from the net proceeds of GOB sales and was partially offset by an increase in interest rates under the prepetition senior notes and the prepetition revolving credit loan (collectively, the "Prepetition Revolving Credit Agreement").

     The decrease in reorganization items is due to an increase in interest income from higher level of funds invested and higher interest rates, gains on sales of real property in Boardman, Ohio and Jacksonville, Florida, recognition of a gain in insurance settlement from a claim the Company asserted against its insurance carrier seeking reimbursement of monies allegedly embezzled by certain former officers of the Company, write down of property and equipment recorded in fiscal 1994 (as discussed above) and partially offset by increased costs associated with closing of an additional 66 stores.

FINANCIAL CONDITION AND LIQUIDITY  (ALL DOLLAR AMOUNTS IN THOUSANDS)

     The Company's cash position as of June 29, 1996 is $104,265.

     On September 11, 1995, the Company entered into the Revolving Credit Facility with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

     Borrowings under the Revolving Credit Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the Revolving Credit Facility at any time may be used for standby and documentary letters of credit. The Revolving Credit Facility includes restrictions on, among other things, additional debt, capital expenditures, investments, dividends and other distributions, mergers and acquisitions, and contains covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test. As of the date hereof, the Company believes it is in compliance with all such financial covenants.

     Credit availability under the Revolving Credit Facility at any time is the lesser of the Aggregate Availability (as defined in the Revolving Credit Facility) or $100,000. Availability under the Revolving Credit Facility, after subtracting amounts used for outstanding letters of credit, was $76,829 at June 29, 1996. The Revolving Credit Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

          Advances made under the Revolving Credit Facility bear interest at the BankAmerica reference rate plus 1/2% or London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Revolving Credit Facility), which ranges between 1.50% and 2.00%. Under the terms of the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

     There were no outstanding advances under the Revolving Credit Facility at any time during the forty-three weeks ended June 29, 1996. As of June 29, 1996, there were letters of credit in the amount of $5,384 outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on August 30, 1998.

     Pursuant to the Plan of Reorganization, the Company and its lenders agreed to a restructuring of the Company's obligations. The resulting new debts are discussed in Notes 8 and 9 to the Consolidated Financial Statements under Item 14 of this Form 10-K.

     The Company's cash position decreased $3,665 during the 43 weeks ended June 29, 1996 as cash provided by operating activities of $16,014 was offset by $13,829 in cash used for investing activities and $5,850 in cash used for financing activities.

     The Company generated cash from operations of $16,014 after payments of professional fees of $19,476 in connection with the Chapter 11 Cases. Inventories declined $15,534 during the 43 weeks ended June 29, 1996 due to continued emphasis on inventory control and review of product category profitability. As part of this review the Company determined that the music category of goods was not providing an adequate return on the inventory invested and decided to exit the music category of goods. The liquidation of this inventory resulted in a $5,713 reduction in inventory during the 43 weeks ended June 29, 1996.

     The Company increased its cash position by $5,606 from operating and investing activities during the 9 weeks ended September 2, 1995 and used $121,933 for reorganization activities including cash distributions pursuant to the Plan of Reorganization. Consequently, the net decrease in cash position during the 9 week period ended September 2, 1995 was $116,327. Other significant sources and uses of cash during the period were as follows:

     The Company generated $8,129 from operations after net interest expense (including adequate protection payments) and payment of professional fees in connection with the Chapter 11 Cases totaling $6,479. The Company invested $649 in property and equipment and $1,874 in rental video tapes. The Company generated $11,951 in net proceeds from GOB sales. The Company paid $1,079 of equipment capital lease obligations.

     During the 52 week period ended July 1, 1995 , the Company's cash position increased $29,056. The significant sources and uses of cash for the period were as follows:

- -     The Company generated $84,164 of cash from operations after net interest expense (including adequate protection payments) and payment of professional fees in connection with the Chapter 11 Cases totaling $32,592.

- -     The Company generated $78,323 from GOB sales and sale of real property in Boardman, Ohio and Jacksonville, Florida. Of this amount $46,330 was paid to reduce principal on the Prepetition Revolving Credit Agreement and senior notes. The Company also received $3,194 from the sale of leasehold interests in 13 of the closed stores.

- -     The Company invested $9,088 in property and equipment. The investments were primarily for store right-sizing, merchandising fixtures and financial systems. The Company invested $11,925 in video rental tapes.

- -     The Company paid $3,744 of equipment capital lease obligations from
      December 1994 (the date the new leases became effective) through July 1, 1995.

     From October 22, 1992 to the effective date of the Plan of Reorganization, the Company had debtor-in-possession revolving credit facilities. The maximum amount available under the facilities ranged from $150,000 to $50,000 during the pendency fo the bankruptcy cases. The Company never borrowed under the facilities, utilizing the credit availability only for standby letters of credit of which the maximum amount outstanding during the pendency of the bankruptcy cases was $9,814.

During the 53 weeks ended July 2, 1994, the Company's cash position decreased by $87,242. The significant sources and uses of cash for the period were as follows:

- -     The Company generated $26,331 of cash from operations, after net interest expense and payment of professional fees in connection with the Chapter 11 Cases totaling $39,400.

- -     The Company invested $12,904 in property and equipment.  The majority of funds were invested in computer system development and implementation of POS scanning system. When fully implemented, these systems are expected to assist in controlling inventories and shrink at the store level and increase labor efficiencies. Further, the Company has invested in store remodeling to enhance merchandising presentation.

- -     The Company invested $13,756 for rental video tape inventory.

- -     The Company made principal payments of $76,300 against the Prepetition
      Revolving Credit Agreement and senior notes, using proceeds from the store closing sales completed by July 1993.

- -     The Company made payments of $12,655 against liabilities required to be satisfied in the Chapter 11 Cases. Generally, these payments were for settlements with equipment financiers and amounts due landlords for rent, common area maintenance, and real estate taxes that accrued between August 17, 1992 and the date leases on closed stores were rejected.

TRENDS, DEMANDS, COMMITMENTS, EVENTS OR UNCERTAINTIES (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Management believes the availability of the Revolving Credit Facility, together with the Company's current cash position and expected cash flows from operations for fiscal year 1997 will enable the Company to fund its working capital needs and capital expenditures. Achievement of expected cash flows from operations is dependent upon, among other things, the Company's attainment of sales, gross profit and expense levels that are consistent with its financial projections, and there can be no assurance that the Company will achieve its expected cash flows. In connection with the Proposed Transaction, the Company is seeking the consent of its Lenders under the Revolving Credit Facility to continue or to replace the facility. There can be no assurance that the Company will obtain the consents necessary to maintain the facility. See "Item 1. BUSINESS."

     Investment activities for fiscal year 1997 are expected to total $39,486. The major expenditures are expected to be (i) video rental tapes ($9,399),
(ii) redesigning and remodeling of existing stores ($8,873), (iii) systems and technology ($7,069) and (iv) new stores ($3,601). The Company expects to finance and meet its obligations for these capital expenditures through internally generated funds and the use of the Company's current cash position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Under the terms of the Plan of Reorganization and Phar-Mor's Amended and Restated Articles of Incorporation, each of the initial seven directors whose terms commenced on September 11, 1995 will serve until the second annual meeting of shareholders of Phar-Mor following the effective date of the Plan of Reorganization, which shall take place during the last calendar quarter of 1997 (and holders of Phar-Mor Common Stock shall be obligated to vote their shares for the election of such directors at the first annual meeting of shareholders after the effective date of the Plan of Reorganization for a one-year term ending on the date of the second annual meeting of shareholders after the effective date of the Plan of Reorganization), with the exception of Robert A. Peiser, who resigned from the Board of Directors effective as of September 4, 1996. See "Item 1. BUSINESS - Recent Developments."

     The executive officers and directors of the Company as of the date hereof are listed below:

Name                     Age                        Position(s)
- ----                     ---                        -----------
Robert M. Haft           43                     Chairman of the Board and
                                                Chief Executive Officer

M. David Schwartz        51                     President and Chief
                                                Operating Officer

Daniel J. O'Leary        49                     Senior Vice President
                                                and Chief Financial Officer

Warren E. Jeffery        47                     Senior Vice President
                                                of Operations and Pharmacy

John R. Ficarro          44                     Senior Vice President,
                                                General Counsel and Secretary

Michael K. Spear         51                     Senior Vice President of
                                                Marketing and Merchandising

Abbey J. Butler          58                     Director

Melvyn J. Estrin         52                     Director

Linda Haft               46                     Director

Malcolm T. Hopkins       68                     Director

Richard M. McCarthy      59                     Director

     ROBERT M. HAFT assumed the positions of Chairman and Chief Executive Officer of Phar-Mor as of the effective date of the Plan of Reorganization.
He served as President and Chief Executive Officer at different times with Crown Books, a retail chain of bookstores, from 1977 to 1993. He also served as President and Vice Chairman at different times at Trak Auto, a retail auto parts chain, from 1979 to 1993. Mr. Haft also served at various positions at different times with Dart Group, a retailing, real estate and financial management company from 1975 to 1993, including Director, President, and Chief Operations Officer. From 1993 to 1995, Mr. Haft was not employed. Mr. Haft currently serves on the Board of Directors of the Second Cup, an international retail chain of coffee shops, and the Advisory Board Companies, a company focused on health care and financial institutions.

     Mr. Haft and other members of the Haft family (including Mr. Haft's sister, Linda Haft) are or have been involved in certain litigation involving or related to the Dart Group and affiliated entities and affiliates of Combined Properties, Inc. ("CPI"). This litigation relates to, among other things, claims to compensation, options or payments from those entities, claims by creditors of those entities on loan documents and guarantees, alleged related party transactions, and the validity of releases executed by Dart Group and CPI. CPI and certain related entities filed Chapter 11 petitions in the United States Bankruptcy Court for the District of Maryland on May 25, 1995. Until July 1993, Mr. Haft served as a director (but not an executive officer) of CPI and one of several general partners of certain of the related entities.

     M. DAVID SCHWARTZ has served as President and Chief Operating Officer of the Company since February 1993. From 1991 to 1993, he was a Director and the President and Chief Executive Officer of Smitty's Super Valu, Inc., a regional food and general merchandising retailer, and between 1987 and 1991 Mr. Schwartz served as a Director and the President and Chief Operating Officer of Perry Drug Stores Inc., a regional chain of 200 drug stores. Mr. Schwartz was Vice President of Drug/General Manager for the Kroger Company between 1985 and 1987 and, between 1971 and 1985, held positions with Albertson's Inc. including Senior Vice President of Marketing, Senior Vice President of Non-Foods Merchandising, Distribution and Procurement, Vice President of Merchandising, and Non-Foods Merchandise Manager. Mr. Schwartz attended Arizona State University.

     DANIEL J. O'LEARY has served as Senior Vice President and Chief Financial Officer of the Company since December 1992. Prior to that time, he served as a Director and, at various times, President and Chief Operating Officer, Executive Vice President, Vice President of Finance and Chief Financial Officer at Fay's Inc., a multi-concept regional retailer with drug stores and auto parts stores. From 1969 to 1987, Mr. O'Leary was a member of the accounting firm of Touche, Ross & Co. (now known as Deloitte & Touche LLP), holding, at various times, positions including an office Managing Partner, Audit Partner and Director of Audit Operations. Mr. O'Leary graduated from Siena College, Loudonville, New York with a BBA in Accounting.

     WARREN E. JEFFERY has served as Senior Vice President of Operations of the Company since April 1996. Prior to that, Mr. Jeffery served as Vice President of Operations, beginning February 1993. From 1992 to 1993, he served as Regional Director-Store Operations for Revco D.S., Inc., operator of one of the country's largest retail drug store chains. Mr. Jeffery was employed by Perry Drug Stores from 1976 until 1992, holding various management positions, including Vice President of Store Operations from 1988 to 1992.
Mr. Jeffery received a B.S. degree in pharmacy from Ferris State University.

     JOHN R. FICARRO has served as Senior Vice President, General Counsel and Secretary of the Company since September 1996. Prior to that, Mr. Ficarro served as Vice President, General Counsel and Secretary of the Company since February 1995. From 1981 to 1995, Mr. Ficarro was employed by General Host Corporation where he served as Vice President, General Counsel and Secretary since 1989 and prior to that time served as Counsel to several of its retail businesses. General Host Corporation currently operates a multi-regional lawn and garden retail chain under the name Frank's Nursery and Crafts. Prior to 1981, Mr. Ficarro practiced law at Titone & Roarke in Ft. Lauderdale, Florida. Mr. Ficarro received a B.A. from Syracuse University and a J.D. from its College of Law.

     MICHAEL K. SPEAR has served as Senior Vice President of Marketing and Merchandising of the Company since July 1996. From 1995 to 1996, Mr. Spear served as Executive Vice President Merchandising, Marketing, Information Systems at Fred's, Inc., a regional grocery retailer located in Memphis, Tennessee. Prior to that, Mr. Spear served in a number of positions with Wal-Mart, the nation's largest discount retail chain, from 1973 to 1995, beginning as store manager until his most recent position as Vice President, Divisional Merchandise Manager Hardlines at Wal-Mart's Sam's Club, a retail warehouse club operation.

     ABBEY J. BUTLER is co-Chief Executive Officer, co-Chairman of the Board, and a major shareholder of FoxMeyer Health Corporation. He also served as co-Chairman of the board of Ben Franklin stores, a retail craft company which is an affiliate of FoxMeyer Health Corporation, and as managing partner of Centaur Partners, L.P., an investment partnership. Mr. Butler has also been the President and Director of C.B. Equities Corp., a private investment company, since 1982. Mr. Butler currently serves as a Director of CST Entertainment Imaging, Inc., a company engaged in digital color enhancement of black and white films, and as a Director and member of the Executive Committee of FWB Bancorporation. He also serves as a Director of Urohealth Systems, Inc., a developer, manufacturer and distributor of products for the health care market and Carson Products, the leading manufacturer and marketer in the U.S. retail ethnic hair care market. He is a trustee of the American University and a Director of the Starlight Foundation. Mr. Butler was appointed by President Bush to serve as a member of the Executive Committee of the National Committee for the Performing Arts of the John F. Kennedy Center.

     MELVYN J. ESTRIN is co-Chief Executive Officer, co-Chairman of the Board, and a major shareholder of FoxMeyer Health Corporation. He also serves as co-Chairman of the Board of Ben Franklin Stores, a retail craft company. From 1983 to the present, Mr. Estrin served as Chairman of the Board and Chief Executive officer of Human Service Group, Inc., a private management and investment firm, and of University Research Corporation, a consulting firm.
He currently serves as a director of Washington Gas Light Company, and as a trustee of the University of Pennsylvania. Mr. Estrin also serves as a Commissioner on the President's National Capital Planning Commission.

     LINDA HAFT served as a Vice President of the Dart Group and Dart Drug Stores and previously had responsibility for various buying functions, customer relations, and internal affairs from 1974 to 1993. During 1994, she was employed in a general administrative capacity by Temps & Company, a temporary services company.Until 1993, she served as an Administrator of both Crown Books and the Dart Group Foundation, and was Senior Vice President of Dart Group Financial in 1993. Ms. Haft was not otherwise employed from 1993 to the present. Ms. Haft is a trustee of the American University. She received a B.S. degree from the School of Management from Syracuse University. Ms. Haft is Robert Haft's sister. Ms. Haft is or has been involved in certain of the litigation described above under Robert M. Haft's biography. Until July 1993, Ms. Haft served as a general partner of certain entities affiliated with CPI.

     MALCOLM T. HOPKINS, a private investor and consultant since 1984, was Vice Chairman, Chief Financial Officer, a member of the Board of Directors, and a member of the three-man Senior Operating committee of the St. Regis Corporation until, in 1984, St. Regis was acquired by Champion International. In addition to his corporate financial and administrative responsibilities at St. Regis, Mr. Hopkins was the senior officer in charge of strategic planning, international financial policy, and special government relations. He also had senior operating responsibility for St. Regis' chemical and insurance operations. Mr. Hopkins has served on the Board of Directors of the following companies since the dates indicated: the Columbia Gas System, Inc. (1982), MAPCO, Inc. (1986), the Metropolitan Series Funds (1985), State Street Research Portfolios, Inc. (1985), KinderCare Learning Centers, Inc. (1990), EMCOR Group, Inc. (1994), and U.S. Home Corporation (1993). He received an A.
B. degree from Union College and an L.L.B. degree from Albany Law School.

     RICHARD M. MCCARTHY has over thirty-years experience in credit and risk management. From 1962 until his retirement in 1994, Mr. McCarthy held various credit related positions with Procter & Gamble Distributing Company, including Manager of Systems Operations (1987), Manager of Credit and Accounts Receivable (1989), and Manager of Credit and Risk Management (1991 to 1994). In this last capacity, he was responsible for all of Procter & Gamble's domestic accounts receivable. Mr. McCarthy was a member of the Board of Directors of the National Association of Credit Management, the Cincinnati Association of Credit Management, the National Health & Beauty Aids Credit Association, and the National Food Manufacturers Credit Association. He holds a B.S. from Cornell University and served as an officer in the United States Marine Corps from 1958 to 1961.

     The Board of Directors met eight times in fiscal 1996.

     See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with FoxMeyer Drug Company."

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has a standing Audit Committee and a standing Compensation Committee. The Audit Committee of the Board provides the Board with an independent review of the Company's accounting policies, the adequacy of financial controls and the reliability of financial information reported to the public. The Audit Committee also conducts examinations of the affairs of the Company as required by law or as directed by the Board, supervises the activities of the internal auditor and reviews the services provided by the independent auditors. The Audit Committee consists of Mr. Hopkins (the Committee Chairman) and Mr. McCarthy and met four times in fiscal 1996.

     The Compensation Committee of the Board determines compensation and benefits for officers, reviews salary and benefits changes for other senior officers, administers the Phar-Mor, Inc. 1995 Stock Incentive Plan, the Phar-Mor, Inc. 1995 Directors Stock Plan and other employee benefit plans. Members of the Compensation Committee will be appointed annually with the Compensation Committee initially consisting of Ms. Haft and Messrs. Butler (the Committee Chairman), Estrin and Hopkins and met twice in fiscal 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company who served in those capacities as of June 29, 1996 and an officer who would have been among the four most highly compensated executive officers had he been an executive officer at fiscal year-end (the "Named Officers").

                                                                   Long Term
                                                                 Compensation
                                   Annual Compensation              Awards
                              ----------------------------------   -----------

   Name and           Fiscal                        Other Annual     Stock
 All Other
Principal Position     Year   Salary     Bonus($)(1) Compensation
Options(#)Compensation($)(4)
- ------------------    ------  ------     ----------  ------------   ---------
- ------------------
Antonio C. Alvarez     1996   178,562    107,942           -         416,667
(3)   2,650,000 (3)
Former CEO             1995   900,000    540,000           -            -
         -

Robert M. Haft         1996   726,936(5) 270,000           -         256,250
      66,637
Chairman and CEO                                           -
         -

M. David Schwartz      1996   571,632    215,000           -         175,000
      505,548
President and COO      1995   500,000    200,000           -            -
        2,602

Daniel J. O'Leary      1996   236,500     85,000           -          87,500
      250,147
Senior Vice President  1995   236,500    106,250           -             -
and CFO

Warren E. Jeffery      1996   176,265     45,000           -          50,000
       78,540
Senior Vice President  1995   168,390     80,000           -             -
          875
 - Operations and
 Pharmacy

John R. Ficarro        1996   155,016     50,000           -          15,000
       34,013
Senior Vice            1995    59,622(7)  28,000           -             -
         -
President,(6) General
Counsel  and Secretary

Sankar Krishnan        1996   150,000     45,000           -          25,000
      139,226
Vice President and     1995   150,000     70,000           -             -
          -
Controller

- ----------------------

(1) Bonuses are shown for the fiscal year earned, but are paid in the following fiscal year. Mr. Haft will not receive payment of his 1996 bonus until 1997.

(2) No information is provided in the column labeled "Other Annual Compensation" since the aggregate amount of perquisites and other personal benefits for the periods indicated is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each of the named officers.

(3) The 416,667 in stock options reported for Mr. Alvarez are not specifically allocated to him, but rather were issued to A&M pursuant to the Management Services Agreement. $2,500,000 of the $2,650,000 reported above in "All Other Compensation" was a confirmation bonus which was not paid to him but rather was paid to A&M pursuant to the Management Services Agreement.

(4) Information provided in the column labeled "All Other Compensation" for the 1996 Fiscal Year includes the following: (i) the value of insurance premiums paid by the Company for the benefit of each of the Named Officers as follows: Mr. Haft, $66,637; Mr. Schwartz, $2,040; Mr. O'Leary, $147; Mr. Jeffery, $2,234; Mr. Ficarro, $4,376; and Mr. Krishnan, $132; (ii) matching contributions to the Company's Employee Savings and Retirement Plan to certain of the Named Officers as follows:Mr. Schwartz, $3,508; Mr. Jeffery, $1,306; Mr. Ficarro, $653; and Mr. Krishnan, $1,760; (iii) moving expenses paid by the Company for the benefit of certain of the Named Officers as follows: Mr. Ficarro, $28,984; and Mr. Krishnan, $37,334; (iv) confirmation bonuses paid by the Company to certain of the Named Officers as follows: Mr. Schwartz, $500,000; Mr.O'Leary, $250,000; Mr. Jeffery, $75,000; Mr. Krishnan, $100,000 and (v) consulting fees in the amount of $150,000 paid to Mr. Alvarez.

(5) This figure represents Mr. Haft's salary from the date of the commencement of his employment with Phar-Mor, September 11, 1995 through the end of the fiscal year.

(6)     As of September 1996, Mr. Ficarro has been named Senior Vice
        President.

(7) This figure represents Mr. Ficarro's salary from the date of the commencement of his employment with Phar-Mor, February 13, 1995, through the end of the fiscal year.

OPTION GRANTS

     The table below shows, for each of the Named Officers, the number of shares of Common Stock subject to options as of June 29, 1996. All of the options set forth below were issued under the Phar-Mor, Inc. 1995 Stock Incentive Plan (the "Options"), other than (i) options to purchase
5,000 shares granted to Mr. Haft (and each of the other directors of the Company) under the Phar-Mor, Inc. 1995 Director Stock Plan, and (ii) the options issued to A&M and shown below as if issued to Mr. Alvarez (the "A&M Options").

Potential Realizable

Value at Assumed

Annual Rates of
                                    Percent of Totel
Stock Price Appre-
                   Number of        Option Granted
ciation for Option
               Securities Under-    to Employees as
Term (5)in thousands)
Name and         ying Options       of June 29, 1996  Exercise   Expiration
Position          Granted(#)        (%)(4)            Price($/Sh)  Date
5%($)   10%($)
- ----------      ------------------   ---------------- ----------- ----------
- -----   ------
Robert  Haft (1)     256,250              27.2            8.00     9/11/2002
835    1,945
Chairman and Chief     5,000               0.5            7.06     10/3/2000
10       22
Executive Officer

Antonio C. Alvarez(1)416,667(2)(3)           -            8.00     9/11/2002
1357    3,162
Former Chief
Executive Officer


M. David Schwartz(1) 175,000              18.6            8.00     9/11/2002
570    1,328
President and Chief
Operating Officer

Daniel J. O'Leary (1) 87,500               9.3            8.00     9/11/2002
285      664
Senior Vice President
and Chief Financial
Officer

Warren E. Jeffery     45,000               4.8            8.00     9/11/2002
147      342
Senior Vice President  5,000(6)            0.5            7.56     9/11/2002
15       36
Operations and
Pharmacy

John R. Ficarro       15,000               1.6            8.00     9/11/2002
49      114
Senior Vice
President, General
Counsel and Secretary

Sankar Krishnan       25,000               2.7            8.00     9/11/2002
82      190
Vice President and
Controller

(1) The options issued to Messrs. Haft (other than options to purchase 5,000 shares granted to Mr. Haft under the Phar-Mor, Inc. 1995 Director Stock Plan), Schwartz and O'Leary are affected by certain provisions of their employment agreements as described below. Mr. Haft's options provide for extended post-termination exercise periods and accelerated vesting on termination of employment other than for cause. A&M and Mr. Haft also received certain registration rights in respect of shares issuable upon exercise of their respective options.

(2) The 416,667 options reported for Mr. Alvarez are not specifically allocated to him, but rather were issued to A&M pursuant to the Management Services Agreement.

(3) The options granted to A&M for the services of Mr. Alvarez are on substantially the same terms as options granted to Messrs. Haft, Schwartz, O'Leary and Jeffery under the Phar-Mor, Inc. 1995 Stock Incentive Plan, except that the options granted to A&M were fully vested on issuance, are subject to fewer restrictions on transfer, provide for non-discretionary anti-dilutive, reorganization and similar adjustments, and are not subject to forfeiture or other limits on exercise, other than those imposed by law.

(4) Based on a total of 941,950 options granted to employees of Phar-Mor, which amount excludes the 416,667 options reported for Mr. Alvarez, which options were not specifically allocated to him, but rather were issued to A&M pursuant to the Management Services Agreement.

(5) Annual growth-rate assumptions are prescribed by the rules of the Securities and Exchange Commission and do not reflect actual or projected price appreciation of the underlying Common Stock.

(6) Options to purchase 5,000 shares granted to Mr. Jeffery under the Phar-Mor, Inc. 1995 Stock Incentive Plan vested with respect to 20% of the underlying shares on each of the date of grant (May 14, 1996) and the first anniversary of the effective date of the Plan of Reorganization, and will vest in additional increments of 20% of the underlying shares (subject to adjustment) on each of the succeeding three anniversaries of such date.

      Except as otherwise indicated in the foregoing table, the Options granted under the Phar-Mor, Inc. 1995 Stock Incentive Plan vested with respect to 20% of the underlying shares on each of the effective date of the Plan of Reorganization and the first anniversary of such date, and will vest in additional increments of 20% of the underlying shares (subject to adjustment) on each of the succeeding three anniversaries of such date. All Options under the Phar-Mor, Inc. 1995 Stock Incentive Plan (except for those held by Mr.
Haft) will be subject to early termination within periods of up to one year (depending on the cause of a termination of service) after the effective date of a termination of service under the Phar-Mor, Inc. 1995 Stock Incentive Plan or (if applicable) the expiration date under an applicable employment agreement. Except for Mr. Haft, (i) to the extent then not vested, the Options will terminate and (ii) to the extent then vested, they may be exercised within one year following the death or disability of the holder of the option, and within six months following any other termination event, except where a termination by Phar-Mor is for cause, in which case the options then will terminate. In addition to the Options, the Phar-Mor, Inc. 1995 Stock Incentive Plan authorizes the issuance of options to purchase an additional 24,083 shares, plus any shares that become available on the expiration, cancellation or early termination of the Options.

     Mr. Haft's employment and option agreements provide for acceleration of vesting upon a termination by the Company (other than for cause) and for extended post-termination exercise periods ranging from six to eighteen months (but in certain events not less than 4-1/2 years after the effective date of the Plan of Reorganization) depending on the reason for termination.

     In the case of the Options granted to Mr. Haft, the terms and conditions pertaining to the grant, exercise and ownership thereof will, in addition to the terms and conditions of the Phar-Mor, Inc.1995 Stock Incentive Plan, be governed by the terms and conditions of his employment and option agreements, and in the event of any conflict, inconsistency or ambiguity between, or arising as the result of, the terms and conditions of the Phar-Mor, Inc. 1995 Stock Incentive Plan and such agreements, the terms most favorable to Mr. Haft will control for all purposes and in all respects.

EXECUTIVE COMPENSATION PLANS

     PHAR-MOR, INC. 1995 STOCK INCENTIVE PLAN. The Phar-Mor, Inc. 1995 Stock Incentive Plan was adopted in order to attract, reward and retain key personnel (including officers, whether or not directors) of Phar-Mor and its subsidiaries and certain other closely related eligible persons who provide substantial services to such entities ("Eligible Persons") and to provide them with long-term incentives that are linked to Phar-Mor's stock performance. Approximately 30 officers and approximately 575 other employees of Phar-Mor and its subsidiaries are currently eligible to participate under the Phar-Mor, Inc. 1995 Stock Incentive Plan.

     The Phar-Mor, Inc. 1995 Stock Incentive Plan is administered by the Compensation Committee (the "Administrator"). A maximum of 913,333 shares of Common Stock (subject to adjustment) may be issued upon the exercise of awards granted under the Phar-Mor, Inc. 1995 Stock Incentive Plan. As of June 29, 1996, a total of 906,950 shares of Common Stock were subject to options granted under such Plan.

     The Phar-Mor, Inc. 1995 Stock Incentive Plan authorizes the issuance of options and (subject to plan limitations) certain stock appreciation rights ("SARs"). As is customary in incentive plans of this nature, the number and kind of shares available under the Phar-Mor, Inc. 1995 Stock Incentive Plan, share limits, and shares subject to outstanding awards are subject to adjustment in the event of certain reorganizations, recapitalizations, stock splits, stock dividends, spin-offs, property distributions or other similar extraordinary transactions or events in respect of Phar-Mor or the Common Stock. Shares relating to options or SARs that are not exercised or that expire or are canceled will again become available for grant purposes under the Phar-Mor, Inc. 1995 Stock Incentive Plan to the extent permitted by law and the plan. Awards may be repriced or otherwise amended after grant, provided that the amendment does not adversely affect the holder's rights without his or her consent. A maximum of 277,778 shares of Common Stock may be subject to options that during any twelve month period are granted to any Eligible Person under the Phar-Mor, Inc. 1995 Stock Incentive Plan.

     The exercise price under the Phar-Mor, Inc. 1995 Stock Incentive Plan of the Options is $8.00 per share and thereafter generally may not be less than the fair market value of one share of Common Stock on the date of grant or such greater amount as may be determined by the Administrator. An option may either be an incentive stock option, as defined in the Internal Revenue Code, or a non-qualified stock option. All Options were non-qualified stock options. The aggregate fair market value of the shares of Common Stock (determined at the time the option is granted) for which incentive stock options may be first exercisable by an option holder during any calendar year under the Phar-Mor, Inc. 1995 Stock Incentive Plan or any other plan of Phar-Mor or its subsidiaries may not exceed $100,000. A non-qualified stock option is not subject to any of these limitations.

     Subject to early termination or acceleration provisions (which are summarized below), an option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date, all as determined by the Administrator. Earlier expiration may occur following a termination of service. In no event, however, is an option under the Phar-Mor, Inc. 1995 Stock Incentive Plan exercisable more than seven years after its date of grant.

     Upon the occurrence of either (A) a Change in Control Event (as defined in the Phar-Mor, Inc. 1995 Stock Incentive Plan to include, but not be limited to, (i) the approval by the shareholders of Phar-Mor of a dissolution or liquidation, (ii) certain agreements of merger or consolidation resulting in Phar-Mor's shareholders, or entities associated or affiliated with them, holding less than 50% of the voting stock of the surviving entity, (iii) the sale of substantially all the assets of Phar-Mor as an entirety to a person that is not an affiliated person of Phar-Mor, (iv) a person or group (other than Robert M. Haft, Hamilton Morgan or other 25% owners as of the Effective Date and certain related entities) acquiring beneficial ownership of over 50% of the voting power, or (v) certain changes in the composition of the Board of Directors), or (B) under other circumstances (such as a termination of service), the Administrator, in its discretion, may provide for acceleration or extension of the exercisability of awards, or provide for certain other limited benefits, which may include SARs, under some or all awards and may determine the extent, duration and other conditions of such additional rights by amendment to outstanding awards or otherwise.

     The Board of Directors of Phar-Mor may terminate or amend the Phar-Mor, Inc. 1995 Stock Incentive Plan, subject to the rights of holders of outstanding options. If an amendment would (i) materially increase the benefits accruing to Eligible Persons under the Phar-Mor, Inc. 1995 Stock Incentive Plan, (ii) materially increase the aggregate number of shares that may be issued under the Phar-Mor, Inc. 1995 Stock Incentive Plan, or
(iii) materially modify the eligibility requirements for participation under the Phar-Mor, Inc. 1995 Stock Incentive Plan, the amendment, to the extent deemed necessary by the Board of Directors or the Administrator or then required by applicable law, must be approved by the shareholders.

     401(K) EMPLOYEE SAVINGS PLAN. Employees of Phar-Mor are eligible to participate in the 401(k) Employee Savings Plan (the "401(k) Plan"). The 401(k) Plan is a tax-qualified profit-sharing plan that provides for pre-tax deferrals by employees and employer matching and profit-sharing contributions. In addition, warehouse employees and drivers are eligible to participate in a separate 401(k) savings plan.

     RETIREMENT PLAN. Phar-Mor maintains a noncontributory retirement plan (the "Retirement Plan") that provides benefits, following retirement at age 65 or older with one or more years of credited service (or age 55 with five or more years of credited service), to salaried, non-union employees, including officers of Phar-Mor. The plan provides a monthly pension for life to supplement personal savings and Social Security benefits. The following table shows as of June 29, 1996 the estimated annual benefits payable upon retirement at age 65 under the Retirement Plan by specified compensation and years of service classifications applicable to officers:


Average Annual           15 Years    20 Years     25 Years       30 or More
Compensation              Service    Service      Service      Years Service
- ---------------          --------    --------     --------     -------------
$100,000                 $14,109     $18,182      $23,515       $28,218

$150,000 or more         $21,984     $29,312      $36,640       $43,968

The amounts shown in the table are based on an assumed continued applicability of the $150,000 compensation limit for qualified plans under the Internal Revenue Code. Each year's accrued benefit under the Retirement Plan is 0.6% of final average annual compensation not in excess of a rolling average of the last 35-years annual social security wage base, plus 1.05% of final average annual compensation in excess of such average wage base, multiplied by years of credited service up to a maximum of 30 years. The estimated annual retire-ment benefits, for the individuals named below, were developed based on 1995 compensation, projected covered compensation, and the respective dates of birth and projected credited service at normal retirement age under the Retirement Plan. The credited years of service and ages as of June 29, 1996 for individuals named in the Summary Compensation Table who are eligible to participate in the Retirement Plan are as follows: Mr. Schwartz -- 4 years;

Mr. O'Leary -- 4 years; Mr. Jeffery -- 4 years; Mr. Ficarro -- 2 years; and Mr. Krishnan -- 4 years. The plan was frozen as of July 1, 1996. Assuming these individuals remain employed until the vesting period is reached, their estimated annual retirement benefits under the plan will be: Mr. Schwartz -- $7,516; Mr. O'Leary -- $6,965; Mr. Jeffery -- $5,585; Mr. Ficarro -- $2,934;
and Mr. Krishnan -- $4,331.

     To the extent permitted by law, the minimum eligibility and vesting provisions under these and other retirement, health and welfare benefit plans were waived for Mr. Haft under the terms of his employment agreement.

     OTHER PENSION PLANS. In addition to the Retirement Plan discussed above, Phar-Mor maintains two other pension plans for various groups of employees:
(i) the Phar-Mor, Inc. Retirement Plan for Hourly Employees at Niles, Ohio Store and (ii) Tamco Distributors Company Warehouse and Drivers Pension Plan (collectively, the "Pension Plans"). The Pension Plans are defined benefit plans subject to the Employee Retirement Income Security Act of 1974 (as amended, "ERISA"). For a more detailed discussion of the financial status of the Pension Plans, see Note 15 to the Consolidated Financial Statements.

     PHAR-MOR, INC. 1995 DIRECTOR STOCK PLAN. The Board of Directors believes that the ownership of Common Stock by directors supports the maximization of long-term stockholder value by aligning the interests of directors with those of stockholders. The Phar-Mor, Inc. 1995 Director Stock Plan (the "Director Stock Plan") is designed to facilitate the ownership of Common Stock by directors. The purpose of the Director Stock Plan is to promote the long-term growth of Phar-Mor by enhancing its ability to attract and retain highly qualified and capable directors with diverse backgrounds and experience and by increasing the proprietary interest of directors in Phar-Mor.

     Under the Director Stock Plan, each director receives an annual grant of an option to purchase 5,000 shares of Common Stock. In addition, each director may elect to receive shares of Common Stock in lieu of all or a portion of his or her annual retainer. The number of shares of Common Stock issuable in the event of such election will be based upon the fair market value per share of Common Stock (as defined in the Director Stock Plan) on October 1st in the year of such election, and will be determined by dividing such fair market value into the amount of the annual retainer that the director elected to receive in Common Stock.

     A maximum of 250,000 shares of Common Stock will be available for the award of shares and the grant of options under the Director Stock Plan, subject to adjustment in the event of stock splits, stock dividends or changes in corporate structure affecting Common Stock. To the extent a stock option granted under the Director Stock Plan expires or terminates unexercised, the shares of Common Stock allocable to the unexercised portion of such option will be available for awards under the Director Stock Plan. In addition, to the extent that shares are delivered (actually or by attestation) to pay all or a portion of an option exercise price, such shares will become available for awards under the Director Stock Plan.

     Each director was granted an option to purchase 5,000 shares of Common Stock on October 3, 1995 at an exercise price of $7.06 per share and will be granted an option to purchase 5,000 shares of Common Stock on each October 1st thereafter while the Director Stock Plan is in effect. If a director begins service on a date other than the date of the annual meeting of Phar-Mor stockholders in any year, the number of shares subject to the option shall be prorated.

     The exercise price per share of all stock options granted under the Director Stock Plan will be 100% of the fair market value per share of Common Stock (as defined by the Director Stock Plan) on the grant date. Options granted under the Director Stock Plan vest and are exercisable immediately, and may be exercised until the fifth anniversary of the date of grant. Options may be exercised either by the payment of cash in the amount of the aggregate option price or by surrendering (or attesting to ownership of) shares of Common Stock owned by the participant for at least six months prior to the date the option is exercised, or a combination of both, having a combined value equal to the aggregate option price of the shares subject to the option or portion of the option being exercised. Any option or portion thereof that is not exercised on or before the fifth anniversary of the date of grant shall expire.

     The Director Stock Plan is administered by the Compensation Committee of the Board of Directors. The Board of Directors may amend or terminate the Director Stock Plan at any time, but the terms of any option granted under the Director Stock Plan may not be adversely modified without the participant's consent.

     PHAR-MOR, INC. 1996 DIRECTOR PHANTOM STOCK PLAN. The Phar-Mor, Inc. 1996 Director Phantom Stock Plan (the "Phantom Stock Plan") awards certain deferred compensation to any director of Phar-Mor who is not an employee of Phar-Mor or a subsidiary of Phar-Mor and who has served as a director for at least three years (an "Eligible Director"). Under the Phantom Stock Plan, Phar-Mor will establish a phantom stock account for each Eligible Director which is credited annually by that number of shares of Common Stock whose aggregate fair market value on a date as specified under the Phantom Stock Plan equals the amount of the then current annual retainer payable to such Eligible Director, or such other amount as may be determined by resolution of the Compensation Committee of the Phar-Mor Board. The award is not in the form of actual shares of Commmon Stock, and no shares of Common Stock will be set aside for the benefit of Eligible Directors under the Phantom Stock Plan. The number of shares in each phantom stock account is subject to adjustment for dilution and otherwise as set forth in the Phantom Stock Plan.

     Awards made under the Phantom Stock Plan are payable solely in cash upon the effective date of the first to occur of: (1) the Eligible Director's resignation from the Phar-Mor Board; (2) the Eligible Director's failure to be elected or re-elected to the Phar-Mor Board; (3) the retirement of the Eligible Director from the Board; or (4) death or permanent disability of the Eligible Director. The amount of the payment will be calculated based upon the fair market value of the shares of phantom stock recorded in the Eligible Director's Phantom Stock Account (including all accrued cash dividends) as of the date of distribution.

COMPENSATION OF DIRECTORS.

     Each director of the Company (other than Mr. Haft, who has waived such fees) receives an annual retainer fee of $25,000 and an attendance fee of $1,000 ($2,000 in the case of a committee chairman) for each meeting of the Board, and of each of the committees of the Board attended, other than committee meetings occurring on a date on which a Board meeting is scheduled. All directors also will be reimbursed for travel and other out-of-pocket expenses incurred by them in attending Board or committee meetings.

     Pursuant to the Director Stock Plan, directors receive an annual grant of options to purchase 5,000 shares of Common Stock, and may elect to receive Common Stock in lieu of all or a portion of their annual retainer. Directors may elect to defer payment of all or a portion of their annual retainer under a non-qualified, unfunded deferred compensation plan. Deferred amounts are invested, at the election of the director, in an interest-bearing account or a stock equivalent account. The amounts deferred, plus any appreciation thereon, are paid in cash on the dates specified by the director.

     Pursuant to the Phantom Stock Plan, the Company credits each Eligible Director annually, commencing in October 1996, with that number of shares of Phar-Mor Common Stock whose aggregate fair market value on a date as specified under the Phantom Stock Plan equals the amount of the then current annual retainer payable to such Eligible Director, or such other amount as may be determined by resolution of the Compensation Committee of the Phar-Mor Board. The award is not in the form of actual shares of Common Stock, and no shares will be set aside for the benefit of Eligible Directors under the Phantom Stock Plan. The number of shares in each phantom stock account is subject to adjustment for dilution and otherwise as set forth in the Phantom Stock Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     Phar-Mor has entered into employment agreements with Messrs. Haft, Schwartz and O'Leary, each of which is described below.

     MR. ROBERT HAFT. The employment agreement with Mr. Haft has a rolling three-year term commencing on (and each anniversary thereof) that provides for Mr. Haft to serve as Chief Executive Officer and, subject to his continued election to the Phar-Mor Board, as its Chairman. Mr. Haft's initial annual base salary is $900,000, subject to annual cumulative increases of 8%. The agreement provides for an annual incentive bonus under a company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between Phar-Mor and Mr. Haft), if performance objectives are approved by the Board and such objectives are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing for fiscal year 1996, and various other benefits summarized below.

     Mr. Haft also was granted options to purchase 256,250 shares of Common Stock at $8.00 per share under the Phar-Mor, Inc. 1995 Stock Incentive Plan. Mr. Haft's employment agreement provides for additional benefits in the future not less favorable than those provided under options granted or to be granted to other executives during the term of the employment agreement.

     The employment agreement provides that Mr. Haft serve as Chief Executive Officer and Chairman of the Phar-Mor Board. Mr. Haft may engage in other activities or pursue other investments (including activities that may be competitive with Phar-Mor's business provided that they do not unreasonably impede the performance of his duties for Phar-Mor and do not violate applicable legal requirements. The Phar-Mor Board has the authority to terminate Mr. Haft's employment without compensation under certain circumstances. The agreement does not require Mr. Haft to provide services at Phar-Mor's principal locations. Mr. Haft may resign at any time without violating the agreement, although his resignation without cause and without the Phar-Mor Board's consent would otherwise be treated like a termination for cause by Phar-Mor.

     Mr. Haft's employment agreement also provides for a long-term performance payout to Mr. Haft in an amount (subject to the offset referred to in the last sentence of this paragraph) equal to 3% of (i) the increase (if any) in the fair market value of the Common Stock over $8.00 per share during the 36-month period beginning on September 11, 1995 (or, in the case of certain reorganizations, during the period from September 11, 1995 to the date thereof) and (ii) the increase (if any) in the fair market value of such stock over subsequent 36-month periods during the term of the agreement (if any), commencing after the expiration of the initial 36-month period. The calculation of increases in the market capitalization of Phar-Mor will be adjusted for new offerings and for certain reorganizations and acquisitions and other extraordinary events. One-half of the aggregate annual bonuses paid or payable in respect of the applicable three-year period will be offset against the long-term payout amount.

     The employment agreement with Mr. Haft further provides for various employee benefits and perquisites, including but not limited to payment, on a tax reimbursed, "grossed up" basis, for a $3,000,000 whole life insurance policy on Mr. Haft's life; disability insurance adequate to pay Mr. Haft 60% of base salary until age 70; reimbursement of all medical and dental costs for Mr. Haft and his family; the use of a company-owned car; and business expenses at locations other than Phar-Mor's headquarters. The agreement with Mr. Haft provides that, if it is terminated other than for cause, he is entitled to the present value of his base salary, discounted at 5% for the remaining contract term, annual and long-term incentive payments payable for the remainder of the term, the accelerated vesting (and extended post-termination exercise periods) of all outstanding stock options, continued health and other benefits and (as further discussed below) tax-reimbursement in respect of any termination payments that constitute excess parachute payments under Federal income tax laws. A termination for cause by Phar-Mor, under the agreement, is limited to death, permanent disability (as defined), acts of moral turpitude concerning Phar-Mor, voluntary resignation, or the entry of a felony conviction. For a discussion of certain benefits and other consequences for Mr. Haft resulting from a change in control of Phar-Mor, see " - Change in Control Consequences for Mr. Haft," below.

     MR. SCHWARTZ. The employment agreement with Mr. Schwartz has a term of two years commencing on September 11, 1995 and provides for Mr. Schwartz to serve Phar-Mor's President and Chief Operating Officer. Mr. Schwartz' annual base salary is $600,000. The agreement provides for an annual incentive bonus if Phar-Mor achieves certain performance objectives approved by the Phar-Mor Board, with a target bonus of not less than 60% of his annual base salary and a maximum of 100% of annual base salary, as further described below.
Mr. Schwartz was granted options to purchase 175,000 shares of Common Stock at $8.00 per share under the Phar-Mor, Inc. 1995 Stock Incentive Plan and a confirmation bonus of $450,000.

     MR. O'LEARY. The employment agreement with Mr. O'Leary also has a term of two years from September 11, 1995 and provides for Mr. O'Leary to serve as a senior officer, initially as Senior Vice President and Chief Financial Officer of Phar-Mor. Mr. O'Leary's annual base salary is $236,500, subject to periodic increases consistent with increases granted to other senior officers (except Mr. Haft) generally. The agreement provides for an annual incentive bonus if Phar-Mor achieves certain performance objectives approved by the Phar-Mor Board, with a target bonus of not less than 50% of annual base salary and a maximum of 100% of annual base salary, as further described below.
Mr. O'Leary was granted options to purchase 87,500 shares of Common Stock at $8.00 per share under the Phar-Mor, Inc. 1995 Stock Incentive Plan and a confirmation bonus of $200,000 plus 6,250 shares of Common Stock.

     Under the Company's Corporate Executive Bonus Plan for Fiscal Year 1996 (the "1996 Bonus Plan"), certain executive officers would be elegible to receive a cash bonus if the Company achieved a pre-established level of performance for the fiscal year. The participating executive would receive at least 60% of his or her individual targeted percentage bonus ("target bonus") if this performance were at target, and 35% of the target bonus (e.g., if the target bonus is 50%, 35% of 50%) if the Company's performance were at entry level; the remaining amount (up to 40%) was subject to the discretion of the Board. If the Company did not achieve the targeted level of performance, but achieved an "entry level" or minimum performance threshold for payment of bonuses established by the Board, the specific bonus amount between minimum and target bonus levels would be extrapolated, pro rata, based on the relationship of actual performance to the entry and target levels of performance; 60% of such amount would be mandatory and up to 40% discretionary. The entry level performance was not achieved in Fiscal Year 1996. However, the Board of Directors elected to pay certain discretionary bonuses. For the fiscal year ended June 29, 1996, total bonuses of $1,188,539 were paid to 110 employees under the 1996 Bonus Plan.

     Mr. Haft's annual cash bonus rights under his employment agreement (which will be subject to each year's bonus plan, or otherwise provided for under separate agreement with the Company) are fixed at a maximum of 60% of base salary, but are not be subject to the 60/40 discretionary allocation applicable to other executives. If the Company's performance reaches the target performance level, the full 60% target bonus will be payable to him; if the Company's performance reaches the entry level performance, a 21% minimum bonus will be paid, with the actual bonus amount between 21% and 60% to be determined by the extrapolation methodology described above. Mr. Haft also received a discretionary bonus for Fiscal Year 1996 which was included in the amount above.

     The general terms of the options granted to Messrs. Haft, Schwartz and O'Leary are summarized above. Each of the employment agreements provides for continued vesting and exerciseability of options during the term as if a termination of employment did not occur (or, in Mr. Haft's case, acceleration of vesting) if the employee is terminated without cause or if he terminates for "good reason" because of certain unilateral material changes to certain terms of his service or other events (as more fully defined in the agreements). Mr. Haft's options in such circumstances may be exercised at any time within 4-1/2 years after the Effective Date.

     LOANS. Under the terms of Mr. Haft's employment agreement and grant of options, when consummated, Phar-Mor will agree to loan Mr. Haft an amount equal to the exercise price of the options (upon exercise). No loans have been made as of the date hereof. Such loan or loans will become due on the first to occur of (i) the fifth anniversary of the date that the loan was made, (ii) to the extent of net proceeds of sale, after payment of related taxes, five business days after the sale of the shares so acquired, (iii) 30 days after a termination of his employment by Phar-Mor for specified cause or his resignation other than for specified "good reason", or (iv) by way of offset, upon the payment of settlement amounts to him upon a termination without cause by the Company. The loans will bear interest, payable semi-annually, on the outstanding principal balance at the mid-term applicable federal rate in effect on the date such loans were made and shall be subject to compliance with applicable laws. The Phar-Mor, Inc. 1995 Stock Incentive Plan authorizes the Administrator to make loans to other optionees to pay the exercise price of options, subject to specified conditions.

     SEVERANCE PLAN. The employment agreements for Messrs. Schwartz and O'Leary provide, in the case of a termination by the Company without cause or by them "for good reason", for a severance payment equal to the highest of
(1) the amount available under the Phar-Mor severance policy at the time of termination, (2) the base salary remaining under the individual's employment agreement or (3) one year's base salary. Phar-Mor's current severance plan, as it applies to officers, provides for payment of severance pay equal to salary at the time of termination for a period of 26 weeks, plus one additional week for each year of service, up to ten years. Mr. Haft's severance benefits are described throughout this section and also depend upon the reasons for termination.

     CHANGE IN CONTROL CONSEQUENCES FOR MR. HAFT. The agreement with Mr. Haft provides that upon a change in control (as defined) Mr. Haft will have the right for 90 days to terminate the agreement without cause and realize the present value of the full (and certain accelerated) benefits under the agreement for what would otherwise be the remaining term, as in the case of a termination by the Company without cause. A change in control under the agreement may include (among other events) the removal of or failure to elect Mr. Haft Chairman of the Board, his involuntary disassociation from Hamilton Morgan under certain circumstances by reason of the operation of certain buy-sell agreements, certain changes in ownership involving 50% or more of the voting stock (or voting control) of Phar-Mor, the sale of all or substantially all of the assets of Phar-Mor, certain fundamental changes in the nature of its business approved by shareholders, certain changes affecting a majority of the Board, or the acquisition by any person or group (other than existing 25% holders or persons affiliated with Mr. Haft or FoxMeyer Corporation) of 50% or more control of the assets or voting stock of Phar-Mor. Such a termination by Mr. Haft would be deemed a termination without cause by Phar-Mor and entitle him to the rights attendant thereto, in addition to certain reimbursement for any excise taxes thereon on a "grossed-up" basis as described below.

     If the Proposed Transaction is consummated, Mr. Haft would have the right to terminate his employment and accelerate the vesting of his options. Mr. Haft has indicated his intention to continue his employment with the Company after consummation of the Proposed Transaction.

     TAX CONSIDERATIONS. Because the compensation of certain executive officers will or may exceed $1,000,000 in any year, the provisions of
Section 162(m) of the Internal Revenue Code may limit the deductibility of such compensation unless an exception to such limitations is available. Because of uncertainties surrounding the application and interpretation of such limits, no assurance can be given that such compensation will be deductible. In addition, the employment agreement with Mr. Haft provides explicit benefits in the event of a change in control. To the extent these and other benefits (deemed to result from the change in control) equal or exceed 300% of his average annual taxable compensation (as defined in applicable regulations), the full amount of such excess ("parachute payments") will be subject to a 20% non-deductible excise tax in addition to any income tax otherwise payable. Phar-Mor will not be entitled to a deduction for the portion of the payment subject to the excise tax, and the amount of the parachute payments will reduce the $1,000,000 limit under Section 162(m).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     Ms. Haft and Messrs. Butler (the Committee Chairman), Estrin and Hopkins served as members of the Compensation Committee during Fiscal Year 1996. The Compensation Committee met twice during Fiscal Year 1996. Ms. Haft and Mr. Hopkins are independent directors. Messrs. Butler and Estrin are co-Chief Executive Officers, co-Chairman of the Board, and a major shareholders of FoxMeyer Health Corporation and FoxMeyer Corporation. FoxMeyer Drug Corporation, a wholly owned subsidiary of FoxMeyer Corporation, is Phar-Mor's principal supplier of pharmaceuticals. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with FoxMeyer Drug Company."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Set forth in the table below is information, as of September 13, 1996, with respect to the number of shares of Common Stock beneficially owned by (i) each person or entity known by the Company to own more than five percent of the outstanding Common Stock, (ii) each person who is a director of the Company and (iii) each of the Named Officers (as defined in Item 11). A person or entity is considered to "beneficially own" any shares (i) over which such person or entity exercises sole or shared voting or investment power or
(ii) which such person or entity has the right to acquire at any time within 60 days (e.g., through the exercise of options or Warrants).

                                 Amount and
Number of Shares
                                 Nature of            Percent
Which May be
    Name and Address of          Beneficial             of
Acquired Within
    Beneficial Owner(1)          Ownership(2)          Class              60
Days (3)
    -------------------          ------------         --------
- -----------------
Hamilton Morgan L.L.C.
3000 K Street, N.W.,
Suite 105
Washington, DC  20008             4,857,185(4)          39.4%
153,152(5)

Lappin Capital Management, L.P.
LBL Group, L.P.
767 Third Avenue, 16th Floor
New York, New York  10017           615,300(6)           5.1%
   -

Robert M. Haft
20 Federal Plaza West
Youngstown, Ohio  44501           4,857,185(7)          39.4%
153,152(5)

FoxMeyer Health Corporation
1220 Senlac Drive
Carrollton, TX  75006             4,857,185(7)          39.4%
153,152(5)

M. David Schwartz
20 Federal Plaza West
Youngstown, Ohio 44501               76,250               *
70,000(8)

Daniel J. O'Leary
20 Federal Plaza West
Youngstown, Ohio 44501               41,250               *
35,000(8)

John R. Ficarro
20 Federal Plaza West
Youngstown, Ohio 44501                6,000               *
6,000(8)

Warren E. Jeffery
20 Federal Plaza West
Youngstown, Ohio 44501               20,000               *
20,000(8)

Sankar Krishnan
20 Federal Plaza West
Youngstown, Ohio 44501               10,000               *
10,000(8)

Abbey J. Butler
1220 Senlac Drive
Carrollton, Texas  75006             10,000(9)           *
10,000(10)

Melvyn J. Estrin
FoxMeyer Drug Corporation
1220 Senlac Drive
Carrollton, Texas  75006             10,000(9)           *
10,000(10)

Linda Haft
8709 Burning Tree Road
Bethesda, MD  20817                  10,000               *
10,000(10)

Malcolm T. Hopkins
14 Brookside Road
Ashville, NC  28803                  10,000               *
10,000(10)

Richard M. McCarthy
1710 Cottontail Drive
Milford, Ohio  45105                 11,304               *
10,000(10)

Antonio C. Alvarez
885 Third Avenue
New York, NY 10022-4802             466,667(11)          3.7%
416,667

All Directors and Executive
Officers, including those
named above, as a Group (11
persons)                          5,497,352(12)         42.3%
730,819

(*less than 1%)
- ----------------------------

(1) No director or executive officer is the beneficial owner of the other equity securities of the Company or any of its subsidiaries.

(2) Unless otherwise indicated, each person or entity has sole investment power and sole voting power with respect to the Common Stock beneficially owned by such person or entity.

(3) This column lists the number of shares of Common Stock which the named person or entity has the right to acquire within 60 days after September 13, 1996 through the exercise of stock options and warrants. The shares shown in this column are included in the Amount and Nature of Beneficial Ownership column.

(4) Includes 3,750,000 shares of Common Stock owned directly by Hamilton Morgan, and (i) 954,033 shares held directly by FoxMeyer Health Corporation, (ii) 91,902 shares subject to purchase by FoxMeyer Health Corporation, within 60 days upon exercise of Warrants and (iii) 61,250 shares subject to purchase by Mr. Haft within 60 days upon exercise of options (all such shares held directly by FoxMeyer Health Corporation and subject to purchase by FoxMeyer Health Corporation and Mr. Haft being collectively referred to herein as the "Proxy Shares"). Hamilton Morgan has been granted sole voting power over the Proxy Shares as a result of irrevocable proxies granted to Hamilton Morgan by FoxMeyer

        Health Corporation, and Mr. Haft. See "-Potential Changes in Control" below. Certain shares indicated as being beneficially owned by FoxMeyer Health Corporation are owned of record by FoxMeyer Drug Company. Information concerning beneficial ownership of Common Stock by FoxMeyer Health Corporation is based on information furnished to Phar-Mor as of September 27, 1996 by FoxMeyer Health Corporation.

(5) Includes 91,902 shares of Common Stock subject to purchase by FoxMeyer Health Corporation within 60 days upon exercise of Warrants and 61,250 shares of Common Stock subject to purchase by Mr. Haft within 60 days upon exercise of options awarded to Mr. Haft (of which options to purchase 51,250 shares were awarded under the Phar-Mor, Inc. 1995 Stock Incentive Plan). Pursuant to Mr. Haft's employment agreement with the Company, if the Proposed Transaction is consummated, Mr. Haft would have the right to terminate his employment and accelerate the vesting of his options. Mr. Haft has indicated his intention to continue his employment with the Company after consummation of the Proposed Transaction. See note 7 below.

(6) The information provided is based on reports on Schedule 13D filed by the designated persons and entities with the Securities and Exchange Commission through September 1996.

(7) Includes 3,750,000 shares of Common Stock held directly by Hamilton Morgan and the 1,102,185 Proxy Shares with respect to which Hamilton Morgan has sole voting power. See note 4 above. Pursuant to the terms of the Amended and Restated Limited Liability Company agreement of Hamilton Morgan (the "Hamilton Morgan LLC Agreement") all of such shares may be voted only with the consent of Hamilton Morgan's members. As of September 13, 1996, Robert M. Haft and his wife, Mary
        Z. Haft, as tenants by the entirety, owned 30.2% of the membership interests in Hamilton Morgan, Robert Haft is the president of Hamilton Morgan and FoxMeyer Health Corporation owned 69.8% of the membership interests in Hamilton Morgan. Accordingly, each of FoxMeyer Health Corporation and Mr. Haft have shared voting power with respect to all shares of Common Stock beneficially owned by Hamilton Morgan. The Proxy Shares include options to purchase 51,250 shares awarded to Mr. Haft under the Phar-Mor, Inc. 1995 Stock Incentive Plan.

(8) All such shares of Common Stock are subject to purchase by the indicated person within 60 days upon exercise of options awarded under the Phar-Mor, Inc. 1995 Stock Incentive Plan.

(9) Messrs. Butler and Estrin are co-chairmen of the Board, co-chief executive officers and major shareholders of FoxMeyer Corporation and FoxMeyer Health Corporation. FoxMeyer Drug Corporation, a wholly owned subsidiary of FoxMeyer Corporation, is Phar-Mor's principal supplier of pharmaceuticals. Messrs. Butler and Estrin disclaim beneficial ownership of the shares shown as being beneficially owned by FoxMeyer Health Corporation and Hamilton Morgan.

(10) All such shares are subject to purchase within 60 days by the indicated person upon exercise of options awarded under the Phar-Mor, Inc. 1995 Director Stock Plan.

(11) Includes options to purchase 416,667 shares of Common Stock awarded to A&M pursuant to the "Management Services Agreement" as defined in Item 13 below. Mr. Alvarez resigned as an officer of the Company as of the Effective Date.

(12) Includes 4,852,185 shares of Common Stock which Mr. Haft is deemed to beneficially own, as described above in note 7. Also includes 466,667 shares of Common Stock which Mr. Alvarez is deemed to beneficially own, as described above in note 11.

     POTENTIAL CHANGES IN CONTROL. Hamilton Morgan owns directly 3,750,000 shares of Common Stock representing 30.8% of the issued and outstanding shares of Common Stock as of September 13, 1996. Pursuant to the terms of the Hamilton Morgan LLC Agreement, all of such shares may be voted with the consent of Hamilton Morgan's members. Accordingly, each of FoxMeyer Health Corporation and Mr. Haft currently have shared voting power with respect to all such shares. If Mr. Haft and FoxMeyer Health Corporation disagree on how to vote these shares, the shares are not voted. Pursuant to the Hamilton Morgan LLC Agreement, from and after May 1, 1996, either member of Hamilton Morgan may offer to buy from, and sell to, the other member its membership interest in Hamilton Morgan. Upon the occurrence of such a sale or purchase, the purchasing member would obtain sole voting power over the 3,750,000 share of Common Stock held by Hamilton Morgan. However, in the event of such a sale or purchase, the proxies granted by FoxMeyer Health Corporation and Mr. Haft to Hamilton Morgan with respect to the Proxy Shares would terminate, and sole voting power with respect to such shares would revert to the grantor of the proxy.

     In connection with the purchase by Hamilton Morgan of such 3,750,000 shares of Common Stock, FoxMeyer Health Corporation entered into a financing agreement with Credit Lyonnais New York Branch ("Credit Lyonnais") pursuant to which Hamilton Morgan pledged 2,617,500 shares of Common Stock as collateral. In the event of a default under the financing agreement, Credit Lyonnais may acquire such shares by foreclosing on its collateral. In addition, in the event that the foregoing pledge by Hamilton Morgan is void for any reason, Credit Lyonnais may enforce a lien on FoxMeyer Health Corporation's membership interest in Hamilton Morgan. As of August 19, 1996, FoxMeyer Health Corporation was in violation of certain terms of the financing agreement, but is negotiating with Credit Lyonnais to amend or refinance the financing agreement. As of September 27, 1996, FoxMeyer Health Corporation has informed Phar-Mor that Credit Lyonnais has waived such violation through October 24, 1996. The Hamilton Morgan LLC Agreement provides that, upon an event of default by FoxMeyer Health Corporation and until closing on any disposition, if any, of the shares pledged as collateral, Mr. Haft, in his capacity of President of Hamilton Morgan, shall have the exclusive power and authority, exercisable in his sole and absolute discretion, to exercise all voting rights arising in connection with the Proxy Shares and other shares of Phar-Mor Common Stock held by Hamilton Morgan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH FOXMEYER DRUG COMPANY

     In the Chapter 11 Cases, FoxMeyer Drug Company filed a reclamation claim for $21 million. Phar-Mor responded with a preference action asserting the $25 million in payment received by FoxMeyer Drug Company during the period when the pharmaceuticals sought to be reclaimed by FoxMeyer Drug Company had been delivered to Phar-Mor should have been applied to the current shipment, thus leaving FoxMeyer Drug Company with no unpaid-for goods, or alternatively that the payments were preferences under Section 547 of the Bankruptcy Code. FoxMeyer Drug Company raised an ordinary course of business defense to the preference action and extensive discovery ensued. On the eve of the trial, Phar-Mor and FoxMeyer Drug Company reached a settlement (the "FoxMeyer Settlement").

     The Bankruptcy Court approved the FoxMeyer Settlement on May 10, 1995. The FoxMeyer Settlement provided for the issuance of 843,750 shares of Common Stock to FoxMeyer Drug Company under the Plan of Reorganization and the release of all reclamation claims and preference claims. In addition, under the terms of the settlement, FoxMeyer Drug Company agreed to modify restrictions under its pharmaceutical supply agreement with Phar-Mor requiring Phar-Mor to maintain a minimum number of operating stores.

     FoxMeyer Drug Company also received 110,283 shares of Common Stock and Warrants to purchase 91,902 shares of Common Stock on account of its general unsecured claim. FoxMeyer Drug Company may receive additional shares of Common Stock and additional Warrants on account of its general unsecured claims in future distributions to holders of unsecured claims, although Phar-Mor is unable to determine the amount of any such shares or Warrants at this time.

     Following the Petition Date, the Company entered into a revised, long-term Supply Agreement with FoxMeyer Drug Company to become the Company's primary supplier of prescription medications until the later of August 17, 1997 or the date on which Phar-Mor's purchases equal an aggregate net minimum of $1.4 billion of products. The Supply Agreement establishes certain minimum supply requirements, specifies events of default, and limits damages recoverable in the event of a termination.

     On August 27, 1996, FoxMeyer Drug Company filed a petition for protection under chapter 11 of the United States Bankruptcy Code. On August 29, 1996, the Company notified FoxMeyer Drug Company that the supply of products to the Company under the FoxMeyer Supply Agreement was insufficient and consequently
FoxMeyer Drug Company had committed a material breach thereunder.     On
September
27, 1996, the Company received a response from FoxMeyer Drug Company disputing the Company's notification, which response states in part, "we [FoxMeyer] acknowledge that there have been service level issues over the past several weeks, while we work with our suppliers to extend more favorable terms. However, our calculations reflect that six of the nine [FoxMeyer] distribution centers exceeded the 95% fill rate average required [under the FoxMeyer Supply Agreement] for the ninety days preceding your demand letter." The Company believes that it has, at this time, overcome all related business interruption because there are adequate alternative sources of supply, subject to pricing, readily available to the Company.

     Abbey J. Butler and Melvyn J. Estrin, directors of Phar-Mor, are co-chairmen of the Board, co-chief executive officers and major shareholders of FoxMeyer Corporation and FoxMeyer Health Corporation. FoxMeyer Drug Company is a wholly owned subsidiary of FoxMeyer Corporation, and FoxMeyer Health Corporation owns 69.8% of the membership interest in Hamilton Morgan.

TRANSACTIONS WITH HAMILTON MORGAN

     On the Effective Date, pursuant to the Plan of Reorganization and the Hamilton Purchase Agreement, Hamilton Morgan purchased 1,250,000 shares of Common Stock from the Company and 2,500,000 shares of Common Stock from the

Company's prepetition senior secured creditors for a price of $8.00 per share. Messrs. Haft, Butler and Estrin, each of whom was appointed a director of Phar-Mor in connection with the Plan of Reorganization and currently serves as director of Phar-Mor, are affiliated with Hamilton Morgan. As of September 13, 1996, Robert M. Haft and his wife Mary Z. Haft, as tenants by the entirety, owned 30.2% of the membership interests and FoxMeyer Health Corporation owned 69.8% of the membership interests in Hamilton Morgan and Robert Haft is the president of Hamilton Morgan. Messrs. Butler and Estrin are co-chairmen of the Board, co-chief executive officers and major shareholders of FoxMeyer Health Corporation. See "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     On the Effective Date, pursuant to the Plan of Reorganization the Company paid Hamilton Morgan $1.0 million as reimbursement for Hamilton Morgan's reasonable expenses, including fees and expenses of legal, accounting and other outside advisors engaged by or on behalf of Hamilton Morgan, incurred in connection with its purchase of Common Stock and the Plan of Reorganization.

TRANSACTIONS WITH ROBERT M. HAFT

     During Chapter 11 Cases, Hamilton Morgan negotiated the terms of the Hamilton Morgan Purchase Agreement with representatives of the Company's senior secured lenders pursuant to which Hamilton Morgan agreed to purchase on the Effective Date at least $30 million of Common Stock of reorganized Phar-Mor representing approximately 31% of such Common Stock. The Hamilton Morgan
Purchase Agreement also provided that Hamilton Morgan's president, Robert M. Haft, would become Chairman of the Board and Chief Executive Officer of the Company and that the Company would propose a plan of reorganization to restructure Phar-Mor consistent with the terms of the Hamilton Morgan Purchase Agreement. On the Effective Date, Robert M. Haft assumed the positions of Chairman of the Board and Chief Executive Officer of Phar-Mor and Hamilton Morgan designated four of the seven new directors of reorganized Phar-Mor. In addition the Company entered into an employment agreement and an option agreement with Mr. Haft.

TRANSACTIONS WITH A&M

     After the dismissal of Phar-Mor's executive officers in August 1992 following the discovery of the fraud perpetrated on the Company, the Company's Board of Directors retained A&M to assume day-to-day management of the Company. Antonio C. Alvarez, a founding principal of the firm, originally served as President and Chief Operating Officer until David Schwartz was retained to fill those positions, at which time Mr. Alvarez assumed the role of Chief Executive Officer. Joseph A. Bondi, a Managing Director of A&M, served as Senior Vice President and Chief Administrative Officer of Phar-Mor. In addition, A&M provided other support personnel while Phar-Mor rebuilt its financial staff. A&M's services were provided under the Management Services Agreement pursuant to which Phar-Mor agreed to pay fixed fees, annual cash bonuses and certain share incentives.

     Under its terms as amended by the Plan of Reorganization, the Management Services Agreement terminated on October 28, 1995. Messrs. Alvarez and Bondi resigned as officers as of the Effective Date. During the 60 day period after the Effective Date, Mr. Alvarez served as a consultant to Phar-Mor. On the Effective Date Messrs. Alvarez and Bondi were paid any accrued but unpaid salary, their incentive bonuses for Phar-Mor's 1995 fiscal year in the amount of $680,000, the pro rated amount of their incentive bonuses for the 1996 fiscal year ($135,926) and consulting fees of $150,000 for Mr. Alvarez's services during the 60 days after the Effective Date.

     The Management Services Agreement, as amended, also provided for the payment to A&M of a confirmation bonus of $2.1 million and the A&M Shares (50,000 shares of Common Stock) on the Effective Date in lieu of a $2.5 million cash payment originally provided to be paid A&M on such date under the Management Services Agreement. In addition to the foregoing, the Plan of Reorganization also included provisions for the issuance of the A&M Options relating to 416,667 shares of Common Stock, and a related registration rights agreement.

TRANSACTION WITH GIANT EAGLE, INC.

     Certain holders of more than 5% of the pre-reorganization Common Stock of the Company were parties to transactions with the Company which are part of the public record of the Bankruptcy Court proceedings. Pursuant to the Plan of Reorganization, disputes with respect to these transactions were settled and agreements with respect thereto were amended and/or terminated, including, without limitation, (i) the leases between the Company and Giant Eagle and affiliates of Giant Eagle with respect to the Company's two warehouses in Austintown, Ohio and equipment located at the warehouses, and (ii) the lease with respect to the Company's office headquarters in Youngstown, Ohio.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.


(a)     Documents filed as part of this Form 10-K

        1.     Financial Statements

               The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K.

        2.     Financial Statement Schedule

               The Financial Statement Schedule listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K.

       3.      Exhibits

               The Exhibits filed as part of this Form 10-K are listed on the
               Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

       4.      Reports on Form 8-K

               A report on Form 8-K dated as of September 7, 1996 was filed by the Company with respect to the Agreement and Plan of Reorganization dated as of September 7, 1996, by and among the Company, ShopKo Stores, Inc. and Cabot Noble, Inc.

PHAR-MOR, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                                                          PAGE
INDEPENDENT AUDITORS' REPORT                                              F - 2

CONSOLIDATED BALANCE SHEETS AS OF JUNE 29, 1996,
  SEPTEMBER 2, 1995 AND JULY 1, 1995                                      F - 4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
  FORTY-THREE WEEKS ENDED JUNE 29, 1996, THE NINE WEEKS
  ENDED SEPTEMBER 2, 1995, THE FIFTY-TWO WEEKS ENDED
  JULY 1, 1995 AND THE FIFTY-THREE WEEKS ENDED JULY 2, 1994               F - 5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  (DEFICIENCY) FOR THE FORTY-THREE WEEKS ENDED JUNE 29, 1996, THE
  NINE WEEKS ENDED SEPTEMBER 2, 1995, THE FIFTY-TWO WEEKS ENDED
  JULY 1, 1995 AND THE FIFTY-THREE WEEKS ENDED JULY 2, 1994               F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FORTY-THREE
  WEEKS ENDED JUNE 29, 1996, THE NINE WEEKS ENDED SEPTEMBER 2, 1995,
  THE FIFTY-TWO WEEKS ENDED JULY 1, 1995 AND THE FIFTY-THREE WEEKS
  ENDED JULY 2, 1994                                                      F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F - 8

SCHEDULE II                                                               F - 26


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Phar-Mor, Inc.:


We have audited the accompanying consolidated balance sheets of Phar-Mar, Inc. and subsidiaries as of June 29, 1996 and September 2, 1995 (Successor Company balance sheets) and July 1, 1995 (Predecessor Company balance sheet), and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the forty-three weeks ended June 29, 1996 (Successor Company operations), the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks July 2, 1994 (Predecessor Company operations). Our audits also included financial statement
Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, in August 1992, the Board of Directors of the Company disclosed that a fraud and embezzlement of the Company's assets, which had been concealed for a period of years by falsification of the accounting records, had been discovered. As a result, and as discussed in Note 3, reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment were not available; accordingly, we were not able to complete our auditing procedures relating to property and equipment and depreciation and amortization related thereto for the nine weeks ended September 2, 1995 and as of and for the fifty-two weeks ended July 1, 1995, and for the fifty-three weeks ended July 2, 1994. As discussed in Note 6, for the fifty-three weeks ended July 2, 1994 the Company recorded a $53,211,000 write down of its property and equipment based upon an independent appraisal. It is not possible to determine whether the aggregate amount of property and equipment at July 1, 1995 is greater than the original acquisition cost of such assets less accumulated depreciation and amortization.

In our opinion, except for the effect of any adjustments that might have been determined to be necessary had reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment been available, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of July 1, 1995 and the results of its operations and its cash flows for the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 in conformity with generally accepted accounting principles.

In our opinion, the Successor Company financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of June 29, 1996 and September 2, 1995 and the results of their operations and their cash flows for the forty-three weeks ended June 29, 1996 in conformity with generally accepted accounting principles.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, on August 29, 1995, the Bankruptcy Court entered an order confirming the plan of reorganizing which became effective on September 11, 1995. Accordingly, the accompanying Successor Company balance sheet as of September 2, 1995 has been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

As discussed in Note 20 to the financial statements, on September 7, 1996, the Company entered into an agreement whereby the Company and Shopko Stores, Inc. have agreed, subject to certain conditions, to combine the respective companies.


Deloitte & Touche LLP


Pittsburgh, Pennsylvania
August 16, 1996
(September 7, 1996 as to Note 20)

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
- --------------------------------------------------------------------------------

                                                                                                        PREDECESSOR
                                                                            SUCCESSOR COMPANY             COMPANY
                                                                         ------------------------   ||    -------
ASSETS                                                                    JUNE 29,     SEPTEMBER 2, ||
                                                                            1996           1995     ||    JULY 1, 1995
                                                                         ----------    ------------ ||  ----------------
                                                                                                    ||
CURRENT ASSETS:                                                                                     ||
  Cash and cash equivalents                                              $  104,265    $  107,930   ||  $   224,257
  Accounts receivable - net                                                  20,834        27,702   ||       43,685
  Due from related parties                                                        -             -   ||        4,181
  Merchandise inventories                                                   152,904       167,177   ||      173,714
  Prepaid expenses                                                            5,184         6,540   ||        8,174
  Deferred tax asset                                                            388         1,814   ||            -
                                                                         ----------    ----------   ||  -----------
         Total current assets                                               283,575       311,163   ||      454,011
                                                                                                    ||
PROPERTY AND EQUIPMENT - NET                                                 66,550        65,178   ||       73,822
DEFERRED TAX ASSET                                                            9,382        12,186   ||          181
OTHER ASSETS                                                                  3,956         1,680   ||        3,318
                                                                         ----------    ----------   ||  -----------
                                                                                                    ||
         Total assets                                                    $  363,463    $  390,207   ||  $   531,332
                                                                         ==========    ==========   ||  ===========
                                                                                                    ||
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                ||
(DEFICIENCY)                                                                                        ||
                                                                                                    ||
CURRENT LIABILITIES:                                                                                ||
  Accounts payable                                                       $   46,010    $   48,942   ||  $    69,563
  Related party accounts payable                                              7,751         9,164   ||            -
  Accrued expenses                                                           33,409        33,874   ||       24,465
  Related party accrued expenses                                                  -             -   ||        2,383
  Accrued bankruptcy professional fees                                          181        19,657   ||       15,215
  Reserve for costs of rightsizing program                                    3,451         7,301   ||        6,564
  Current portion of self insurance reserves                                  3,701         5,030   ||        5,030
  Current portion of long-term debt                                           2,903         1,541   ||            -
  Current portion of capital lease obligations                                6,019         5,534   ||            -
                                                                         ----------    ----------   ||  -----------
         Total current liabilities                                          103,425       131,043   ||      123,220
                                                                                                    ||
LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS                -             -   ||    1,154,959
LONG-TERM DEBT                                                              109,973       106,982   ||            -
CAPITAL LEASE OBLIGATIONS                                                    39,190        44,065   ||            -
LONG-TERM SELF INSURANCE RESERVES                                             7,226         8,142   ||        7,011
UNFAVORABLE LEASE LIABILITY - NET                                            10,783        10,475   ||            -
DEFERRED RENT                                                                   298             -   ||       10,826
                                                                         ----------    ----------   ||  -----------
         Total liabilities                                                  270,895       300,707   ||    1,296,016
                                                                         ----------    ----------   ||  -----------
                                                                                                    ||
COMMITMENTS AND CONTINGENCIES                                                                       ||
MINORITY INTERESTS                                                              535             -   ||            -
                                                                         ----------    ----------   ||  -----------
                                                                                                    ||
STOCKHOLDERS' EQUITY (DEFICIENCY):                                                                  ||
  Preferred stock, $.01 par value, authorized shares, 10,000,000,                                   ||
    none outstanding                                                              -             -   ||            -
  Common stock, $.01 par value, authorized shares, 40,000,000;                                      ||
    issued and outstanding shares, 12,157,054 at June 29, 1996 and                                  ||
    12,156,250 at September 2, 1995                                             122           122   ||            -
  Common stock, $.10 par value, authorized shares, 200,000,000;                                     ||
    issued and outstanding shares, 54,066,463                                     -             -   ||        5,407
  Additional paid-in capital                                                 89,385        89,378   ||      487,477
  Retained earnings (deficit)                                                 2,526             -   ||   (1,257,568)
                                                                         ----------    ----------   ||   ----------
         Total stockholders' equity (deficiency)                             92,033        89,500   ||     (764,684)
                                                                         ----------    ----------   ||   ----------
                                                                                                    ||
         Total liabilities and stockholders' equity (deficiency)         $  363,463    $  390,207   ||   $  531,332
                                                                         ==========    ==========   ||   ==========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                           SUCCESSOR
                                            COMPANY                           PREDECESSOR COMPANY
                                         ------------- ||     -----------------------------------------------------------
                                          FORTY-THREE  ||            NINE               FIFTY-TWO            FIFTY-THREE
                                          WEEKS ENDED  ||        WEEKS ENDED           WEEKS ENDED           WEEKS ENDED
                                         JUNE 29, 1996 ||     SEPTEMBER 2, 1995        JULY 1, 1995          JULY 2, 1994
                                         ------------- ||     ------------------       ------------          ------------
                                                       ||
Sales                                      $   874,284 ||            $   181,968        $ 1,412,661           $ 1,852,244
                                                       ||
Less:                                                  ||
Cost of goods sold, including                          ||
  occupancy and distribution costs             726,944 ||                148,305          1,156,928             1,522,722
Selling, general and administrative                    ||
  expenses                                     123,582 ||                 25,876            199,863               276,887
Chapter 11 professional fee accrual                    ||
  adjustment                                    (1,530)||                      -                  -                     -
Depreciation and amortization                   14,891 ||                  3,732             24,643                55,401
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) from operations before                   ||
  interest expense, interest income,                   ||
  reorganization items, fresh-start                    ||
  revaluation, income taxes and                        ||
  extraordinary item                            10,397 ||                  4,055             31,227                (2,766)
                                                       ||
Interest expense (excludes                             ||
  contractual interest not accrued                     ||
  on unsecured prepetition debt of                     ||
  $3,897, $20,595, and $21,639 in the                  ||
  nine weeks ended September 2, 1995,                  ||
  the fifty-two weeks ended July 1,                    ||
  1995, and the fifty-three weeks                      ||
  ended July 2,1994, respectively)              14,343 ||                  5,689             33,324                33,878
Interest income                                  8,614 ||                      -                  -                     -
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) before                                   ||
  reorganization items, fresh-start                    ||
  revaluation, income taxes and                        ||
  extraordinary item                             4,668 ||                 (1,634)            (2,097)              (36,644)
                                                       ||
Reorganization items                                 - ||                 16,798             51,158               106,450
Fresh-start revaluation                              - ||                 (8,043)                 -                     -
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) before income taxes                      ||
  and extraordinary item                         4,668 ||                (10,389)           (53,255)             (143,094)
                                                       ||
Income tax provision (benefit)                   2,142 ||                      -               (111)                 (331)
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) before extraordinary                     ||
  item                                           2,526 ||                (10,389)           (53,144)             (142,763)
Extraordinary item - gain on debt                      ||
 discharge                                           - ||                775,073                  -                     -
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Net income (loss)                          $     2,526 ||            $   764,684        $   (53,144)          $  (142,763)
                                           =========== ||            ===========        ===========           ===========
                                                       ||
Net income (loss) per common share:                    ||
  Income (loss) before extraordinary                   ||
    item                                   $       .21 ||            $      (.19)       $      (.98)          $     (2.64)
  Extraordinary item                                 - ||                  14.33                  -                     -
                                           ----------- ||            -----------        -----------           -----------
  Net income (loss)                        $       .21 ||            $     14.14        $      (.98)          $     (2.64)
                                           =========== ||            ===========        ===========           ===========
Weighted average number of common                      ||
shares outstanding                          12,156,614 ||             54,066,463         54,066,463            54,066,463
                                           =========== ||            ===========        ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                   COMMON STOCK
                                   ------------
                                              PAR                         RETAINED            TOTAL
                                             VALUE     ADDITIONAL         EARNINGS        STOCKHOLDERS'
                                   SHARES    AMOUNT  PAID-IN CAPITAL      (DEFICIT)    EQUITY (DEFICIENCY)
                                   ------    ------  ---------------      --------     ------------------
BALANCE AT JUNE 26, 1993           54,066   $ 5,407        $ 487,477     $(1,061,661)           $(568,777)

Net loss                                -         -                -        (142,763)            (142,763)
                                  -------   -------        ---------      -----------           ---------

BALANCE AT JULY 2, 1994            54,066     5,407          487,477      (1,204,424)            (711,540)

Net loss                                -         -                -         (53,144)             (53,144)
                                  -------   -------        ---------      -----------           ---------

BALANCE AT JULY 1, 1995            54,066     5,407          487,477      (1,257,568)            (764,684)

Net income                              -         -                -          764,684             764,684

Cancellation of the former
 common equity under the
 Plan of Reorganization           (54,066)   (5,407)        (487,477)         492,884                   -

Issuance of the new equity
 interests in connection
 with emergence from
 Chapter 11 Cases                  12,156       122           89,378                -              89,500
                                  -------   -------        ---------      -----------           ---------

BALANCE AT SEPTEMBER 2, 1995       12,156       122           89,378                -              89,500

Net income                              -         -                -            2,526               2,526

Shares issued                           1         -                7                -                   7
                                  -------   -------        ---------      -----------           ---------

BALANCE AT JUNE 29, 1996           12,157   $   122        $  89,385      $     2,526           $  92,033
                                  =======   =======        =========      ===========           =========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                   SUCCESSOR
                                                    COMPANY                        PREDECESSOR  COMPANY
                                                 -------------  ||-------------------------------------------------
                                                  FORTY-THREE   ||      NINE             FIFTY-TWO     FIFTY-THREE
                                                  WEEKS ENDED   ||  WEEKS ENDED         WEEKS ENDED    WEEKS ENDED
                                                 JUNE 29, 1996  ||SEPTEMBER 2, 1995     JULY 1, 1995   JULY 2, 1994
                                                 -------------  ||-----------------    -------------   ------------
                                                                ||
OPERATING ACTIVITIES                                            ||
  Net income (loss)                                   $  2,526  ||        $ 764,684         $(53,144)     $(142,763)
  Adjustments to reconcile net income                           ||
   (loss) to net cash provided by operating                     ||
    activities:                                                 ||
    Items not requiring the outlay of                           ||
     cash:                                                      ||
      Extraordinary gain on debt                                ||
       discharge                                             -  ||         (775,073)               -              -
      Fresh-start revaluation                                -  ||           (8,043)               -              -
      Noncash charges included in                               ||
       reorganization items                                  -  ||           16,500           46,056         96,174
      Depreciation                                       8,802  ||            2,388           15,073         40,961
      Amortization of video rental tapes                 6,055  ||            1,333            9,423         14,440
      Amortization of deferred                                  ||
       financing costs and goodwill                        363  ||               73            2,139          5,106
      Loss on abandonment of equipment                       -  ||                -                -          2,111
      Deferred income taxes                              2,142  ||                -             (111)          (331)
      Deferred rent and unfavorable                             ||
       lease liabilities                                   606  ||              (89)           1,126          2,836
                                                                ||
    Changes in assets and liabilities:                          ||
      Accounts receivable                                6,905  ||           11,997          (10,335)        10,407
      Merchandise inventories                           15,534  ||           (6,922)         164,482        (24,199)
      Prepaid expenses                                   1,356  ||            2,441              631         (3,319)
      Deferred income taxes                              2,088  ||                -                -              -
      Other assets                                        (681) ||              449              136           (205)
      Accounts payable and related                              ||
       party accounts payable                           (4,370) ||           (8,865)         (39,772)        35,481
      Accrued expenses and related                              ||
       party accrued expenses                           (1,999) ||            1,133          (18,994)          (674)
      Accrued bankruptcy professional                           ||
       fees                                            (19,476) ||            4,442            1,654          1,915
      Reserve for costs of rightsizing                          ||
       program                                          (2,921) ||              550          (35,311)       (17,558)
      Self insurance reserves                             (916) ||            1,131            1,111          5,949
                                                      --------  ||        ---------         --------      ---------
  Net cash provided by operating                                ||
   activities                                           16,014  ||            8,129           84,164         26,331
                                                      --------  ||        ---------         --------      ---------
INVESTING ACTIVITIES                                            ||
  Additions to rental videotapes                        (7,316) ||           (1,874)         (11,925)       (13,756)
  Additions to property and equipment                   (6,368) ||             (649)          (9,088)       (12,904)
  Purchase of partnership interests                       (145) ||                -                -              -
                                                      --------  ||        ---------         --------      ---------
  Net cash used for investing activities               (13,829) ||           (2,523)         (21,013)       (26,660)
                                                      --------  ||        ---------         --------      ---------
                                                                ||
FINANCING ACTIVITIES                                            ||
  Issuance of common stock                                   7  ||                -                -              -
  Principal payments on term debt                       (1,467) ||                -                -              -
  Principal payments on capital lease                           ||
   obligations                                          (4,390) ||                -                -              -
                                                      --------  ||        ---------         --------      ---------
  Net cash used for financing activities                (5,850) ||                -                -              -
                                                      --------  ||        ---------         --------      ---------
REORGANIZATION ACTIVITIES                                       ||
  Cash distribution pursuant to the                             ||
   plan of  reorganization                                   -  ||         (105,381)               -              -
  Repayment of revolving credit loan and                        ||
    secured notes from                                          ||
    proceeds of going-out-of-business                           ||
    sales and sale of assets                                 -  ||                -          (46,330)       (76,300)
  Payment of reclamation claims                              -  ||          (23,961)               -              -
  Decrease in all other liabilities                             ||
   subject to settlement under                                  ||
   reorganization proceedings                                -  ||           (2,076)          (1,256)       (12,655)
  Proceeds from the sale of new common                          ||
   stock                                                     -  ||            9,500                -              -
  Proceeds from sale of assets held for                         ||
   disposition                                               -  ||                -           13,663          3,965
  Debtor-in-possession financing costs                       -  ||              (15)            (172)        (1,923)
                                                      --------  ||        ---------         --------      ---------
  Net cash used for reorganization                              ||
   activities                                                -  ||         (121,933)         (34,095)       (86,913)
                                                      --------  ||        ---------         --------      ---------
                                                                ||
  (Decrease) increase in cash and cash                          ||
   equivalents                                          (3,665) ||         (116,327)          29,056        (87,242)
  Cash and cash equivalents, beginning                          ||
   of period                                           107,930  ||          224,257          195,201        282,443
                                                      --------  ||        ---------         --------      ---------
  Cash and cash equivalents, end of                             ||
   period                                             $104,265  ||        $ 107,930         $224,257      $ 195,201
                                                      ========  ||        =========         ========      =========
                                                                ||
SUPPLEMENTAL INFORMATION                                        ||
- ------------------------                                        ||
    Interest paid                                     $  9,067  ||        $   4,592         $ 27,989      $  30,621
    Income tax refunds                                   2,669  ||                -              570            228

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------




1.   REORGANIZATION AND BASIS OF PRESENTATION

     On August 17, 1992, Phar-Mor, Inc. and its subsidiaries (collectively, the "Company") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until September 11, 1995 the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court").

     On September 11, 1995 (the "Effective Date"), the Company emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on August 29, 1995 by the Bankruptcy Court confirming the Third Amended Joint Plan of Reorganization dated May 25, 1995 ( the "Joint Plan"). Consequently, the Company has applied the reorganization and fresh-start reporting adjustments to the consolidated balance sheet as of September 2, 1995, the closest fiscal month end to the Effective Date.

     The consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh-start reporting as of September 2, 1995. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date (see Note 2). Financial statements for periods ended on and prior to September 2, 1995, have been designated as those of the Predecessor Company. Black lines have been drawn to separate the Successor Company consolidated financial statements from the Predecessor Company consolidated financial statements to signify that they are different reporting entities which have not been prepared on a comparable basis.

     The Joint Plan provided for, among other things, settlement of all liabilities subject to settlement under reorganization proceedings in exchange for cash, new debt, 12,156,250 shares of common stock and 1,250,000 common stock warrants and an interest in a Limited Liability Company ("LLC") which was established as part of the Joint Plan (see Notes 9 and 12). The Company's cause of action against its former auditor and certain other causes of action were assigned to such LLC. The Predecessor Company's creditors and former shareholders are the beneficiaries of the LLC.

     The net cash disbursements upon the effectiveness of the Joint Plan were comprised as follows:

          Payment to the holders of claims under
          the prepetition credit agreement
            and prepetition senior secured notes                     $ 103,708
          Payment to fund litigation of LLC
            causes of action                                               400
          Payment of origination costs for revolving credit
            facility for the Successor Company                           1,273
                                                                       -------
                                                                       105,381
          Receipt of net proceeds from the sale of new common
            stock                                                       (9,500)
                                                                       -------
                                                                     $  95,881
                                                                      ========

     The value of cash, notes and securities required to be distributed under the Joint Plan was less than the value of the allowed claims on and interests in the Predecessor Company; accordingly, the Predecessor Company recorded an extraordinary gain of $775,073 related to the discharge of prepetition liabilities in the period ended September 2, 1995. Payments and distributions associated with the prepetition claims and obligations were made or provided for in the consolidated balance sheet as of September 2, 1995. The consolidated financial statements at September 2, 1995, give effect to the issuance of all common stock, senior notes and tax notes in accordance with the Joint Plan.

     The extraordinary gain recorded by the Predecessor Company was determined as follows:

          Liabilities subject to settlement under reorganization
          proceedings at the Effective Date                        $1,126,414

          Less:

           Cash distribution pursuant to the Joint Plan              (105,381)

           Issuance of new debt                                      (108,523)

           New capital lease obligations                              (49,599)

           Assumption of prepetition liabilities                       (7,838)

           Value of new common stock issued to prepetition
           creditors                                                  (80,000)
                                                                     --------

           Extraordinary item - gain on debt discharge             $  775,073
                                                                   ==========

     In the accompanying Predecessor Company consolidated balance sheet, liabilities subject to resolution in the Chapter 11 Cases are classified as liabilities subject to settlement under reorganization proceedings, and are comprised of the following:

           Secured debt                                 $ 375,350
           Unsecured debt                                  53,695
           Capital lease obligations:
            Real estate                                    13,528
            Equipment                                     122,759
           Rejected store leases                          139,295
           Accrued interest                                16,218
           Accounts payable and accrued liabilities       434,114
                                                        ---------
                                                       $1,154,959
                                                        =========

2.   FRESH-START REPORTING


     As indicated in Note 1, the Company adopted fresh-start reporting as of September 2, 1995. The Successor Company fresh-start reorganization equity value of $89,500 was determined with the assistance of the financial advisors employed by Phar-Mor. The financial advisors reviewed financial data of Phar-Mor, including financial projections through the fiscal year 1999. The reorganization value of Phar-Mor, net of current liabilities, which was determined to be in a range of $260,000 to $330,000, was based primarily on the following methods of valuation: discounted cash flow analysis using projected five year financial information and a discount rate of 9.8%; market valuation of certain publicly traded companies whose operating businesses were believed to be similar to that of Phar-Mor; review of certain acquisitions of companies whose operating businesses were viewed to be similar to that of Phar-Mor. In addition to these methods of analysis, certain general economic and industry information relevant to the business of Phar-Mor was considered.

     Based on the analysis outlined above, the financial advisors determined the equity value of Phar-Mor to be between $90,000 and $160,000. This equity value represented the reorganization value of $260,000 to $330,000 less $170,000 of debt assumed to be issued under the Joint Plan. The fresh-start reorganization equity value of $89,500 correlates to the $90,000 referred to above, less $1,000 in expenses reimbursed to certain shareholders plus $500 reflecting the purchase of common stock by present and former members of management as further described in the Joint Plan.

     The five year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions were inherently subject to significant economic and competitive uncertainties beyond the control of Phar-Mor including, but not limited to, those with respect to the future course of Phar-Mor's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 will not alter the determination of the fresh-start reorganization equity value because such value is not contingent upon Phar-Mor achieving the projected results.

The Predecessor Company balance sheet as of September 2, 1995, and adjustments thereto to give effect to the discharge of prepetition debt and fresh-start reporting, are as follows:

                                           Predecessor
                                             Company                     Adoption of    Successor
                                              Pre-       Restructuring   Fresh-Start     Company
                                          confirmation    (see Note 1)    Reporting    Reorganized
                                          -------------  --------------  ------------  -----------
ASSETS
  Current assets:
   Cash and cash equivalents                  $ 203,811     $ (95,881)              -    $ 107,930
    Account receivable - net                     27,702             -               -       27,702
    Due from related parties                          -             -               -            -
    Merchandise inventories                     167,177             -               -      167,177
    Prepaid expenses                              6,540             -               -        6,540
    Deferred tax asset                                -             -        $  1,814        1,814
                                            -----------   -----------        --------    ---------
      Total current assets                      405,230       (95,881)          1,814      311,163

  Property and equipment - net                   69,770             -          (4,592)      65,178
  Deferred tax asset                                180             -          12,006       12,186
  Other assets                                    2,992             3          (1,315)       1,680
                                            -----------   -----------        --------     --------

      Total assets                          $   478,172   $   (95,878)       $  7,913     $390,207
                                            ===========   ===========        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)
  Current liabilities:
    Accounts payable                          $  47,319      $  1,623               -     $ 48,942
    Related party accounts payable                9,164             -               -        9,164
    Accrued expenses                             27,619         6,255               -       33,874
    Accrued bankruptcy professional fees         19,657             -               -       19,657
    Reserve for costs of rightsizing
     program                                      7,301             -               -        7,301
    Current portion of self insurance
     reserves                                     5,030             -               -        5,030
    Current portion of long-term debt                 -         1,541               -        1,541
    Current portion of capital lease
     obligations                                      -         5,534               -        5,534
                                            -----------   -----------        --------     --------
      Total current liabilities                 116,090        14,953               -      131,043

  Liabilities subject to settlement
   under reorganization proceedings           1,126,414    (1,126,414)              -            -
  Long-term debt                                      -       106,982               -      106,982
  Capital lease obligations                           -        44,065               -       44,065
  Long-term self insurance reserves               8,142             -               -        8,142
  Unfavorable lease liability - net                   -             -        $ 10,475       10,475
  Deferred rent                                  10,642           (37)        (10,605)           -
                                            -----------   -----------        --------     --------
      Total liabilities                       1,261,288      (960,451)           (130)     300,707
                                            -----------   -----------        --------     --------

  Stockholders' equity (deficiency):
    Common stock                                  5,407        (5,285)              -          122
    Additional paid-in capital                  487,477      (398,099)              -       89,378
    Retained earnings (deficit)              (1,276,000)    1,267,957           8,043            -
                                            -----------   -----------        --------     --------
      Total stockholders' equity
       (deficiency)                            (783,116)      864,573           8,043       89,500
                                            -----------   -----------        --------     --------
      Total liabilities and
       stockholders' equity
       (deficiency)                         $   478,172   $   (95,878)       $  7,913     $390,207
                                            ===========   ===========        ========     ========

     The significant fresh-start reporting adjustments are summarized as follows:

          (1) Revaluation of fixed assets and leasehold interests based, in part, upon the estimated fair market values of properties and leases. This revaluation resulted in recording unfavorable lease liabilities for certain locations. See Notes 3 and 6.

          (2)  Write-off of lease acquisition costs.

          (3) Valuation and recording of a deferred tax asset representing the estimated net realizable value of net operating loss carry forwards.

          (4) Adjustments to the fair market value of other noncurrent assets in excess of reorganization value in accordance with fresh-start reporting.

3.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Fiscal Periods Presented - The accompanying consolidated balance sheets were prepared as of June 29, 1996, September 2, 1995 and July 1, 1995 (see Note 1). The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows were prepared for the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994.

          In August 1992, the Boards of Directors of the Company disclosed that a fraud and embezzlement of the Company's assets, which had been concealed for a period of years by a falsification of the accounting records, had been discovered. As a result, the Boards of Directors terminated the employment of certain executive officers and retained new management. The turnaround firm of Alvarez & Marsal, Inc. was retained while the Company was operating under Chapter 11. Members of Alvarez & Marsal, Inc. served as Chief Executive Officer and Senior Vice President of Administration of the Company from August 1992 to the Effective Date.

     b. Business - The Company operates a chain of "deep discount" drugstores primarily located in the midwest and along the east coast of the continental United States in which it sells merchandise in various categories. The Company is one of the leading retailers of film, vitamins, soft drinks and batteries.

     c. Principles of Consolidation - The consolidated financial statements include the accounts of Phar-Mor, Inc., its wholly-owned subsidiaries and its majority-owned partnerships. All intercompany accounts and transactions have been eliminated.

     d. Cash and Cash Equivalents - The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     e. Merchandise Inventories - Merchandise inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

     f. Video Rental Tapes - Videotapes held for rental which are included in inventories, are recorded at cost and are amortized over their estimated economic life with no provision for salvage value. With respect to "hit" titles for which four or more copies per store are purchased, the fourth and any succeeding copies are amortized over nine months on a straight-line basis. All other video cassette purchases up to three copies per store are amortized over thirty-six months on a straight-line basis.

     g. Deferred Debt Expense - Deferred debt expense is included in other assets and is amortized on a straight-line basis over the term of the related debt.

     h. Goodwill - Goodwill is included in other assets and is amortized on a straight-line basis over 40 years.

     i. Property and Equipment - The Company's policy is to record property and equipment (including leasehold improvements) at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the lives of the leases, whichever is shorter.

          Because of the fraud and embezzlement referred to in a. above, which resulted in unreliable and insufficient evidential matter to support the acquisition cost of property and equipment, as of July 2, 1994, the Company revalued property and equipment based upon an independent appraisal. Consequently, Predecessor Company property and equipment and related depreciation and amortization at and for periods subsequent to July 2, 1994 are based upon such assets valued at the lower of the appraised value or net book value at July 2, 1994 as adjusted for additions and disposals since that date (see Note 6).

          Property and equipment was revalued at September 2, 1995 in connection with the adoption of fresh-start reporting (see Note 2).

     j. Leased Property Under Capital Leases - The Company accounts for capital leases, which transfer substantially all of the benefits and risks incident to the ownership of property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, and the obligation, including interest thereon, is liquidated over the life of the lease.

     k. Operating Leases and Deferred Rent - Operating leases are accounted for on the straight-line method over the lease term. Deferred rent represents the difference between rents paid and the amounts expensed for operating leases.

     l. Unfavorable Lease Liability - The unfavorable lease liability was recorded as part of fresh-start reporting (see Note 2) and represents the excess of the present value of the liability related to lease commitments over the present value of market rate rents as of the date of the Reorganization for such locations. This liability will be amortized as a reduction of rent expense over the remaining lease terms.

     m. Reclassifications - Certain amounts in the financial statements have been reclassified for comparative purposes.

     n. Net Income (Loss) Per Common Share - Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Outstanding stock options and warrants do not have a dilutive effect on net income per share.

     o. Accounting Changes - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires adoption no later than fiscal years beginning after December 15, 1995. The Company has not yet completed its evaluation of the effect that implementation of this new standard will have on its results of operations and financial position.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

          Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

          The accounting requirements of the new method are effective to all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

     p. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


4.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                                         PREDECESSOR
                                                              SUCCESSOR COMPANY            COMPANY
                                                      -------------------------------- ||  ------------
                                                      June 29, 1996  September 2, 1995 ||  July 1, 1995
                                                      -------------  ----------------- ||  ------------
                                                                                       ||
       Accounts receivable - vendors                      $15,583            $16,141   ||      $22,530
       Receivable from inventory liquidation company            -                  -   ||       12,418
       Insurance claim receivable                               -              6,650   ||            -
       Third-party prescriptions                            5,151              5,271   ||        5,580
       Vendor coupons                                       1,719              1,605   ||        1,543
       Income tax receivable                                  175                193   ||          193
       Other                                                2,397              2,464   ||        6,338
                                                          -------            -------   ||      -------
                                                           25,025             32,324   ||       48,602
       Less allowance for doubtful accounts                 4,191              4,622   ||        4,917
                                                          -------            -------   ||      -------
                                                          $20,834            $27,702   ||      $43,685
                                                          =======            =======   ||      =======

5.   MERCHANDISE INVENTORIES

     Merchandise inventories consists of the following:

                                                                                         PREDECESSOR
                                                             SUCCESSOR COMPANY             COMPANY
                                                      -------------------------------- ||  ------------
                                                      June 29, 1996  September 2, 1995 ||  July 1, 1995
                                                      -------------  ----------------- ||  ------------
                                                                                       ||
       Store inventories                                 $140,522           $153,856   ||     $140,560
       Warehouse inventories                               25,387             35,237   ||       39,510
       Video rental tapes - net                             7,059              6,746   ||        6,229
                                                         --------           --------   ||     --------
                                                          172,968            195,839   ||      186,299
       Less reserves for markdowns, shrinkage                                          ||
         and vendor rebates                                20,064             28,662   ||       12,585
                                                         --------           --------   ||     --------
                                                         $152,904           $167,177   ||     $173,714
                                                         ========           ========   ||     ========

     The video rental tape inventory is net of accumulated amortization of $6,055, $0, and $13,405 at June 29, 1996, September 2, 1995 and July 1,
     1995, respectively.

6.   PROPERTY AND EQUIPMENT

     Due to the lack of reliable accounting records referred to in Note 3 and because the adverse business conditions which had been concealed by the fraud and embezzlement dictated an assessment as to whether the carrying amount of property and equipment had been overstated, an independent appraisal was undertaken in 1994. The appraisal included the physical inspection of property and equipment at the Company's corporate headquarters, warehouse and selected retail store locations. The appraised value of certain property and equipment was less than the net book value of the assets. Accordingly, the Company recorded a charge of $53,211 to write down property and equipment as of July 2, 1994.

     Property and equipment consists of the following:

                                                                                                PREDECESSOR
                                                                   SUCCESSOR COMPANY              COMPANY
                                                           --------------------------------- ||   -------------
                                                           June 29, 1996   September 2, 1995 ||   July 1, 1995
                                                           --------------  ----------------- ||   -------------
                                                                                             ||
       Furniture, fixtures and equipment                       $19,596             $15,215   ||       $ 30,416
       Building improvements to leased property                 17,954              11,626   ||         16,748
       Land                                                        166                   -   ||            -
       Capital leases:                                                                       ||
         Buildings                                              11,235              11,033   ||         11,201
         Furniture, fixtures and equipment                      27,383              27,304   ||         40,880
                                                               -------             -------   ||       --------
                                                                76,334              65,178   ||         99,245
       Less accumulated depreciation and amortization           (9,014)                  -   ||        (15,344)
       Less allowance for disposal of property                                               ||
         and equipment                                            (770)                  -   ||        (10,079)
                                                               -------             -------   ||       --------
                                                               $66,550             $65,178   ||       $ 73,822
                                                               =======             =======   ||       ========

7.   OTHER ASSETS

    Other assets consists of the following:

                                                                                                PREDECESSOR
                                                                   SUCCESSOR COMPANY              COMPANY
                                                           --------------------------------- ||   -------------
                                                           June 29, 1996   September 2, 1995 ||   July 1, 1995
                                                           -------------   ----------------- ||   -------------
                                                                                             ||
       Lease purchase costs                                    $     -             $     -   ||       $    684
       Goodwill                                                  1,757                   -   ||              -
       Deferred debt expense                                       711                 922   ||          1,329
       Other                                                     1,488                 758   ||          1,305
                                                               -------             -------   ||       --------
                                                               $ 3,956             $ 1,680   ||       $  3,318
                                                               =======             =======   ||       ========

     The lease purchase cost reflected above is net of accumulated amortization of $340 at July 1, 1995. Lease purchase costs were eliminated at September 2, 1995 as a result of adopting fresh-start reporting (see Note 2).

     Deferred debt expense is net of accumulated amortization of $329 and $8,517 at June 29, 1996 and July 1, 1995, respectively. The deferred debt expense at June 29, 1996 and September 2, 1995 consists of debt origination costs associated with the new credit facility (see Note 8).


8.   REVOLVING CREDIT FACILITIES

     SUCCESSOR COMPANY

     On September 11, 1995, the Company entered into a Loan and Security Agreement (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

     Borrowings under the Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time may be used for standby and documentary letters of credit. The Facility includes restrictions on, among other things, additional debt, capital expenditures, investments, restricted payments and other distributions, mergers and acquisitions, and contains covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test.

     Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. Availability under the Facility, after subtracting amounts used for outstanding letters of credit, was $76,829 at June 29, 1996. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

     Advances made under the Facility bear interest at the BankAmerica reference rate plus 1/2% or London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin ranges between 1.50% and 2.00% and is determined by a formula based on a ratio of (a) the Company's earnings before interest, taxes, depreciation and amortization to (b) interest. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

     At the Effective Date there were no outstanding advances or issued letters of credit under the Facility. Subsequent to the Effective Date, letters of credit in the amount of $9,814 that were outstanding under the Debtor-in-Possession credit facilities were canceled and reissued under this Facility.

     There were no outstanding advances under the Facility at any time during the forty-three weeks ended June 29, 1996. At June 29, 1996 there were letters of credit in the amount of $5,384 outstanding under the Facility.

     The Facility expires on August 30, 1998.

     PREDECESSOR COMPANY

     From October 22, 1992 to the Effective Date, the Company had Debtor-in-Possession revolving credit facilities. The maximum amount available under the facilities ranged from $150,000 to $50,000 during the pendency of the bankruptcy cases. The Company never borrowed under the facilities, utilizing the credit availability only for standby letters of credit of which the maximum amount outstanding during the pendency of the bankruptcy cases was $9,814.

9.   LONG-TERM DEBT

     SUCCESSOR COMPANY

     Pursuant to the Joint Plan, the Company and its lenders agreed to a restructuring of the Company's obligations. The resulting new debt obligations are summarized below. The difference between the preconfirmation debt obligations and the new debt obligations was included in the calculation of the "Extraordinary items - gain on debt discharge" (see Note 1).

     The composition of the new debt obligations included on the consolidated balance sheet as of June 29, 1996 and September 2, 1995 is as follows:


                                                                               June 29, 1996       September 2, 1995
                                                                               -------------       -----------------
          New senior unsecured notes, interest rate of 11.72%,
           due September  2002                                                   $ 91,462              $ 91,462

          New equipment notes, interest rate of 7%, due in installments
           through October 2003                                                     9,536                 9,952

          New tax notes, interest rates at 5.89% to 8%, due
           through September 2001                                                   6,423                 7,109

          Real estate mortgage notes and bonds payable at rates ranging
           from 3% to 9.98% and the prime rate plus 1%                              5,455                     -
                                                                                 --------              --------
          Total debt                                                              112,876               108,523
          Less current portion                                                      2,903                 1,541
                                                                                 --------              --------
          Total long-term debt                                                   $109,973              $106,982
                                                                                 ========              ========



     Holders of the prepetition senior notes and revolving credit facility received the new senior unsecured notes as part of their distribution under the Joint Plan.

     The Company must offer to purchase the new senior unsecured notes at a price equal to 101% of the principal amount upon the occurrence of a change in control. The new senior notes contain restrictions on, among other things, incurrence of debt, payment of dividends and repurchases of common stock.

     The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $4,600 at June 29, 1996.

     Future maturities of long-term debt subsequent to June 29, 1996 are summarized as follows:

          1997                                                 $  2,903
          1998                                                    2,535
          1999                                                    3,821
          2000                                                    1,432
          2001                                                    1,140
          Thereafter                                            101,045
                                                               --------
                                                               $112,876
                                                               ========


     PREDECESSOR COMPANY LONG-TERM DEBT (see Note 1)
                                                           July 1, 1995
                                                           ------------
     Prepetition secured debt:
      Revolving credit loan                                    $206,728
      Senior notes                                               97,100
      Term loans                                                 71,522
                                                               --------

       Total prepetition secured debt                           375,350
                                                               --------

     Prepetition unsecured debt:
      Senior subordinated notes                                  50,000
      Subordinated debt with related party                        3,695
                                                               --------

       Total prepetition unsecured debt                          53,695
                                                               --------

                                                               $429,045
                                                               ========


     The descriptions of the financing arrangements that follow are based on the original contractual terms and maturities. However, as a result of the bankruptcy the Company was in default of substantially all of its prepetition financing agreements which caused the amounts due under the agreements to be accelerated. The amounts outstanding under all of the prepetition financing arrangements are included in liabilities subject to settlement under reorganization proceedings as of July 1, 1995 (see Note
     1).

     Revolving Credit Loan - In March 1992, the Company entered into a revolving credit agreement (the "Credit Agreement") with a consortium of banks providing for borrowing up to $600,000 with interest at LIBOR, plus a margin as defined in the Credit Agreement, which varied with the fluctuation of the ratio of consolidated net income to interest expense. At July 1, 1995 the interest rate was LIBOR plus 1.75% (effective rate of 7.9375%).

     Under the Credit Agreement, the banks agreed to make revolving loans to, and to issue letters of credit for, the Company in an amount not exceeding at any time the lesser of the Borrowing Base (as defined in the Credit Agreement) or $600,000. The aggregate stated amount of letters of credit could not exceed at any time $7,500. The Credit Agreement was collateralized by substantially all merchandise inventories, accounts receivable and certain other assets.

     Senior Notes - In March 1992, the Company issued $155,000 senior secured notes (the "Senior Notes"). The Senior Notes bore interest, payable semi-annually on the fifteenth day of March and September, at the rate of 9.11% and together with borrowings under the Credit Agreement, were collateralized by merchandise inventories and accounts receivable on a pari passu basis. The senior note agreement provided for equal annual principal payments of $38,750 to commence in March 1998.

     Term Loans - The Company had term loans with various financing institutions, which were collateralized by furniture, fixtures and equipment. Payments were due monthly, and included interest at rates ranging from 6.5% to 11.75% per annum.

     Senior Subordinated Notes - The loan agreement relating to the senior subordinated notes specified that interest only was payable on the notes, on a semi-annual basis, each March and September, at 12% per annum. The notes were unsecured, and principal payments were due in equal annual installments commencing September 30, 1993.

     Subordinated Debt with Related Party - In May 1990 the Company borrowed, on an unsecured basis, $8,867 from Giant Eagle, Inc. (a former shareholder of the Company). The subordinated note agreement specified that principal payments of approximately $369 were payable over twenty-four months commencing June 1991, and the note bore interest at the prime rate plus 1% (see Note 11).

10.  LEASES

     The Company leases its retail store properties, certain warehouse facilities and certain equipment under capital and operating leases. Generally, leases are net leases that require the payment of executory expenses such as real estate taxes, insurance, maintenance and other operating costs, in addition to minimum rentals. The initial terms of the leases range from three to twenty-five years and generally provide for renewal options.

     Minimum annual rentals for all capital and operating leases having initial noncancelable lease terms in excess of one year at June 29, 1996 are as follows:



                                                 Capital                  Operating
                                                 Leases                    Leases
                                                 -------                  ---------

          1997                                   $ 9,211                 $ 32,644
          1998                                     9,221                   32,751
          1999                                     8,841                   32,871
          2000                                     8,265                   33,110
          2001                                     5,330                   32,059

          Thereafter                              19,044                  145,953
                                                  ------                  -------
     Total minimum lease payments                 59,912                $ 309,388
                                                                        =========

     Less amounts representing interest           14,703
                                                  ------
     Present value of minimum lease payments      45,209
     Less current portion                          6,019
                                                  ------
     Long-term capital lease obligations         $39,190
                                                 =======


     The operating leases on substantially all store properties, provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 was $26,278, $5,660, $44,385 and $58,645, respectively, including $103, $36, $253 and
     $302 of additional rentals.

11.  TRANSACTIONS WITH RELATED PARTIES

     SUCCESSOR COMPANY

     FoxMeyer Health Corporation ("FoxMeyer"), an affiliate of the Company's largest supplier, owns 69.8% of Hamilton Morgan L.L.C. ("Hamilton Morgan") which beneficially owns approximately 39.4% of the Company's common stock. Robert Haft, the Company's Chairman of the Board of Directors and Chief Executive Officer, is President of Hamilton Morgan. The two Cochairmen of the Board of Directors of FoxMeyer are members of the Board of Directors of the Company. An affiliate of FoxMeyer supplies the Company's stores with pharmaceuticals and health and beauty care products under a long-term contract which expires on the later of August 17, 1997 or the date when the Company's purchases from FoxMeyer equal an aggregate net minimum of $1,400,000 of products. On June 29, 1996 and September 2, 1995, the Company had liabilities relating to these purchases of $7,751 and $9,164, respectively. This liability is included in related party accounts payable in the accompanying consolidated balance sheets. For the forty-three weeks ended June 29, 1996, the Company purchased $179,841 of product under the terms of the contract.

     PREDECESSOR COMPANY

     As of August 17, 1992, Giant Eagle, Inc. was a 40% shareholder of the Company.

     Acquisition of Subsidiary - In November 1989, Phar-Mor and Giant Eagle, Inc. formed Tamco Distributor Company ("Tamco"), each owning 50% of the outstanding common stock. In March 1992, the Company purchased Tamco's outstanding shares owned by Giant Eagle, Inc. for $11,000, which was based on 50% of Tamco's net book value at the date of the transaction. Tamco was merged into Phar-Mor on the Effective Date of the Joint Plan.

     Subordinated Debt - In 1990, Tamco borrowed $8,867 from Giant Eagle, Inc.

     Operating Leases - The Company leased various property and equipment from related parties. Rental payments for the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 were $2,280, $15,558 and $17,300, respectively.

     Other - The Company has rejected certain store leases with a related landlord, PMI Associates (related through common ownership). The accompanying consolidated balance sheet at July 1, 1995 reflect costs of rejecting these leases of $13,450. The Company loaned funds to PMI Associates for the construction of store locations. The loan balance receivable at July 1, 1995 of $4,626 is netted in the above reserve.

     The Company had a receivable due from Giant Eagle, Inc. of $4,181 at July 1, 1995 relating principally to the sale of merchandise. The receivable relating to the sale of merchandise is included in due from related parties in the accompanying consolidated balance sheet.

     On or about August 16, 1994, Phar-Mor and its subsidiaries filed several complaints against Giant Eagle, Inc., and certain of its affiliates. Giant Eagle, Inc., in turn, filed three complaints against Phar-Mor. The complaints set forth various causes of action including, among others, requests for (i) declaratory judgment that certain agreements constitute secured loans rather than leases for purposes of Bankruptcy Code section 365, (ii) recovery of preferences, (iii) damages for breach of contract and
     (iv) recovery of a constructive fraudulent conveyance. All of the causes of action set forth in the complaints were the subject of a Settlement Agreement between Phar-Mor and its subsidiaries and Giant Eagle and certain of its affiliates. On August 29, 1995, the Bankruptcy Court approved the Settlement Agreement. Except for certain immaterial unresolved claims, the conditions to the effectiveness of the Settlement Agreement were satisfied as of November 3, 1995.

     In addition to the foregoing, the Company purchased merchandise and services from various other related parties. During the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994, the total amounts of these purchases were $51, $508 and $1,099, respectively. The liabilities relating to these transactions are as follows:


                                        July 1, 1995
                                        ------------
          Post-petition liabilities        $2,383
          Prepetition liabilities           3,699



     The post-petition liabilities are included in related party accrued expenses in the accompanying consolidated balance sheets. The prepetition liabilities are included in liabilities subject to settlement under reorganization proceedings in the accompanying consolidated balance sheets. The prepetition liabilities included $1,641 payable to a third-party which was guaranteed by Giant Eagle, Inc.

12.  COMMON STOCK, WARRANTS AND OPTIONS

     SUCCESSOR COMPANY

     COMMON STOCK
     ------------

     A total of 12,156,250 common shares were issued and outstanding as of the Effective Date. Pursuant to the Joint Plan, 10,000,000 common shares were issued to prepetition creditors. Further, pursuant to the Joint Plan, 1,250,000 common shares were issued by the Company to Hamilton Morgan, 50,000 common shares were issued to Alvarez & Marsal, Inc., and 12,500 common shares were issued to certain members of existing management in exchange for cash consideration at $8.00 per share net of $1,000 in expenses incurred by Hamilton Morgan. Additionally, 843,750 shares were distributed to FoxMeyer as settlement for a prepetition reclamation claim.

     WARRANTS
     --------

     Pursuant to the Joint Plan, warrants to purchase an aggregate of 1,250,000 common shares were issued as of the Effective Date to certain prepetition unsecured creditors. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments, as defined in the Joint Plan. The warrants are exercisable at any time until the close of business on September 10, 2002. As of June 29, 1996, no warrants have been exercised.

     STOCK OPTIONS
     -------------

     The Company has an incentive stock option plan for officers and key employees. As of June 29, 1996, options for 6,050 common shares were reserved for future grant, and options for 906,950 shares were granted and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% of the underlying shares on the grant date, and will vest in additional increments of 20% of the underlying shares on each of the first four anniversaries of September 11, 1995. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

     The firm of Alvarez & Marsal, Inc. were granted fully vested stock options for 416,667 shares of common stock on the Effective Date. The options are exercisable at $8.00 per share and expire seven years from date of grant.

     The Company has a stock option plan for directors. Each director was granted options for 5,000 common shares (aggregating 35,000 shares) on October 3, 1995 and will be granted options for 5,000 shares on October 1 in each of the next four years. The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 250,000 common shares may be granted under the stock option plan for directors.

     Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

     Options outstanding under the plans are as follows:

                                                    Options            Option Price
                                                  Outstanding           per Share
                                                  -----------           ---------
          Balance at September 2, 1995            1,225,917                   $ 8.00
          Granted                                   248,800           $7.06 - $ 8.00
          Forfeited                                (116,100)                  $ 8.00
          Exercised                                       -                        -
                                                  ---------           --------------
          Balance at June 29, 1996                1,358,617           $7.06 - $ 8.00
                                                  =========

     PREDECESSOR COMPANY

     All common stock in the Predecessor Company was canceled under the Joint Plan and all warrants and stock options issued prior to the Effective Date were forfeited.

13.  INCOME TAXES

     Deferred taxes at June 29, 1996, September 2, 1995 and July 1, 1995, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not. Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

     The components of deferred tax assets and liabilities are as follows:

                                                                                                  PREDECESSOR
                                                                      SUCCESSOR COMPANY              COMPANY
                                                             ---------------------------------- ||------------
                                                              June 29, 1996   September 2, 1995 ||July 1, 1995
                                                             --------------   ----------------- ||------------
                                                                                                ||
    Deferred Tax Assets:                                                                        ||
     Operating and restructuring reserves                      $  10,889           $  20,101    ||  $  68,314
     Net operating losses                                        113,634             326,050    ||    330,583
     Deferred exclusivity income                                    -                   -       ||     31,506
     Depreciation and amortization                                18,831              32,881    ||     37,425
     Lease escalation accruals                                     4,462               4,162    ||      2,717
     Jobs tax credit                                               4,432               4,432    ||      4,432
     Other items                                                   2,008               3,165    ||      6,131
                                                               ---------           ---------    ||  ---------
                                                                 154,256             390,791    ||    481,108
     Valuation allowance                                        (144,326)           (376,791)   ||   (480,713)
                                                               ---------           ---------    ||  ---------
      Net deferred tax assets                                  $   9,930           $  14,000    ||  $     395
                                                               =========           =========    ||  =========
    Deferred Tax Liabilities:                                                                   ||
     Other items                                                    (160)          $       -    ||  $    (395)
                                                               ---------           ---------    ||  ---------
      Total deferred tax liabilities                           $    (160)          $       -    ||  $    (395)
                                                               =========           =========    ||  =========
                                                                                                ||
    Composition of amounts in Consolidated Balance Sheet:                                       ||
     Deferred tax assets - current                             $     548           $   1,814    ||  $      56
     Deferred tax liabilities - current                             (160)                  -    ||       (237)
                                                               ---------           ---------    ||  ---------
       Net deferred tax assets (liabilities) - current         $     388           $   1,814    ||  $    (181)
                                                               =========           =========    ||  =========
                                                                                                ||
     Deferred tax assets - noncurrent                          $   9,382           $  12,186    ||  $     339
     Deferred tax liabilities - noncurrent                         -                   -        ||       (158)
                                                               ---------           ---------    ||  ---------
      Net deferred tax assets (liabilities) - noncurrent       $   9,382           $  12,186    ||  $     181
                                                               =========           =========    ||  =========

     Deferred tax assets, arising both from future deductible temporary differences and net operating losses ("NOLs"), have been reduced by a valuation allowance to an amount more likely than not to be realized through the future reversal of existing taxable temporary differences. Any future reversal of the valuation allowance existing at the Effective Date to increase the net deferred tax asset will be added to additional paid-in capital.

     There is no current income tax provision. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to income (loss) before taxes is as follows:

                                                 Forty-three           Nine               Fifty-two            Fifty-three
                                                 weeks ended       weeks ended           weeks ended           weeks ended
                                                June 29, 1996   September 2, 1995        July 1, 1995          July 2, 1994
                                                --------------||------------------       ------------          -------------
                                                              ||
     Statutory tax rate                                 35.0% ||         35.0%                (35.0)%                (35.0)%
     State income taxes, net of federal benefit          5.1  ||            -                     -                      -
     Nontaxable forgiveness of indebtedness                -  ||        (29.1)                    -                      -
     Depreciation                                          -  ||         (0.4)                 (0.2)                  20.5
     Restructuring reserves                                -  ||         (5.3)                  2.2                   (1.9)
     Federal tax benefit of NOLs not recognized            -  ||          0.3                  36.6                   16.5
     Reversal of excess deferred taxes                     -  ||            -                  (0.2)                  (0.2)
     Other, net                                          5.8  ||         (0.5)                 (3.6)                  (0.1)
                                                      ------  ||       ------              --------                -------
      Effective tax rate                                45.9% ||          0.0%                 (0.2)%                 (0.2)%
                                                      ======  ||       ======              ========                =======

     The Company has approximately $275,000 of tax basis NOLs available to offset future taxable income. The amount of such NOLs is net of restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code
     Section 382 (I)(6), and the regulations thereunder, could further limit the Company's ability to use its NOLs to offset future income to an amount approximating $5,100 annually. These NOLs will begin to expire beginning in 2005.

     The Company also has $4,432 of federal targeted jobs tax credit carryovers, which will expire beginning in 2001.

     The Internal Revenue Service has completed its field examination of the Company's federal income tax returns for all years to and including June 1992.

14.  EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLANS
     ---------------------

     The Company provides pension benefits under noncontributory defined benefit pension plans to its union employees who have met the applicable age and service requirements specified in the plans.

     Benefits are earned on the basis of credited service and average compensation over a period of years. Vesting occurs after five years of service as specified under the plans. The Company makes contributions to the plans as necessary to satisfy the minimum funding requirement of ERISA.

     The Company provided pension benefits under noncontributory defined benefit pension plans to its nonunion employees who have met the applicable age and service requirements specified in the plans. During fiscal 1996 the Company's Board of Directors voted to freeze the benefits accruing under its defined benefit plan that covers nonunion personnel effective June 29, 1996 and to increase the Company's matching contribution to the defined contribution plan for those employees.

     The following table sets forth the funded status of the Company's defined benefit pension plans and the amounts recognized in the Company's consolidated balance sheets:

                                                                                               PREDECESSOR
                                                                 SUCCESSOR COMPANY               COMPANY
                                                           ---------------------------------   ------------
                                                           June 29, 1996   September 2, 1995 ||July 1, 1995
                                                           -------------   ----------------- ||------------
                                                                                             ||
      Actuarial present value of benefit obligations:                                        ||
       Accumulated benefit obligation, including                                             ||
        vested benefits of  $9,145, $3,714 and $3,714             $ 9,543          $ 5,177   ||     $ 5,177
       Additional amounts related to future salary increases          560            3,113   ||       3,113
                                                                  -------          -------   ||     -------
       Projected benefit obligation                                10,103            8,290   ||       8,290
     Plan assets, at fair value                                     7,698            7,299   ||       7,299
                                                                  -------          -------   ||     -------
     Projected benefit obligation in excess of plan assets          2,405              991   ||         991
     Unrecognized net gain                                            312            1,278   ||       1,209
     Unrecognized prior service costs                                  (1)            (147)  ||        (152)
     Unrecognized transition asset                                      6                6   ||           6
                                                                  -------          -------   ||     -------
                                                                                             ||
     Accrued pension costs                                        $ 2,722          $ 2,128   ||     $ 2,054
                                                                  =======          =======   ||     =======

     The significant assumptions used in determining the pension obligations are:

                                                                              PREDECESSOR
                                                  SUCCESSOR COMPANY            COMPANY
                                          ---------------------------------   ------------
                                          June 29, 1996   September 2, 1995 ||July 1, 1995
                                          -------------   ----------------- ||------------
                                                                            ||
     Discount rate                             6.3%              8.0%       ||     8.0%
     Expected long-term rate of                                             ||
      return on assets                         8.5%              8.5%       ||     8.5%
     Rate of increase in future                                             ||
      compensation levels                      4.0%              4.0%       ||     4.0%

     Assets of the plans consist primarily of investments in stock and bond pooled funds.

     The net pension expense consists of the following:

                                                     SUCCESSOR
                                                      COMPANY                           PREDECESSOR COMPANY
                                                   ------------     ||    ------------------------------------------------
                                                    Forty-three     ||         Nine             Fifty-two     Fifty-three
                                                    weeks ended     ||      weeks ended        weeks ended    weeks ended
                                                   June 29, 1996    ||    September 2, 1995   July 1, 1995   July 2, 1994
                                                   --------------   ||    ------------------  -------------  -------------
                                                                    ||
     Service costs                                     $   875      ||        $     179         $  1,176         $  1,479
     Interest cost on projected benefit obligation         698      ||              104              636              674
     Actual net return on assets                        (1,746)     ||              (97)            (860)            (177)
     Net amortization (deferral)                         1,186      ||                2              259             (348)
                                                       -------      ||        ---------         --------         --------
     Net pension expense                               $ 1,013      ||        $     188         $  1,211         $  1,628
                                                       =======      ||        =========         ========         ========

     DEFINED CONTRIBUTION PLANS
     --------------------------
     The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to these plans an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company increased its contribution to the nonunion employee savings plan beginning in fiscal 1997 to 100% of the employees contribution up to 2% of the employees pay and 20% of the employees contribution in excess of 2% up to 4% of employees pay. Employee savings plan expense for the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 were $281, $65, $506 and $557, respectively.

     HEALTH AND WELFARE PLANS
     ------------------------
     The Company also contributes to a multiemployer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 were $896, $196, $1,558 and $2,377, respectively.

     The Company has no postretirement health and welfare or benefits programs.

15.  PREDECESSOR COMPANY INTEREST EXPENSE

     Interest expense for the Predecessor Company, for which disclosure is required by SOP 90-7, consists of the following:

                                                                  PREDECESSOR COMPANY

                                                      Nine               Fifty-two             Fifty-three
                                                  weeks ended           weeks ended            weeks ended
                                                September 2, 1995       July 1, 1995           July 2, 1994
                                                -----------------       ------------           ------------
     Prepetition credit facility interest            $ 3,164              $ 16,377                $ 13,577
     Senior notes                                      1,695                 9,417                  10,935
     Adequate protection term loans and
       capitalized equipment leases                      776                 5,772                   6,602
     Amortization of deferred debt expense                44                 1,580                   2,223
     Loan commitment fees                                 10                   160                     538
     Other                                                 -                    18                       3
                                                     -------              --------                --------
                                                     $ 5,689              $ 33,324                $ 33,878
                                                     =======              ========                ========

     Generally, as a result of the bankruptcy, the contractual terms of prepetition debt obligations are suspended. Only creditors who are secured by collateral, the value of which exceeds their prepetition claims, are entitled to accrue interest on those claims after a bankruptcy filing. Subsequent to the bankruptcy filing, the Company continued to accrue interest on the revolving credit loan and senior notes at the contractual rates. During October 1992, the Company entered into agreements with lenders to make adequate protection payments at rates less than those specified as interest in the respective agreements. The difference between these amounts is reflected in liabilities subject to settlement under reorganization proceedings. With respect to the remainder of the secured debt and capitalized lease obligations, the Company accrued only the adequate protection payments it anticipated would be required. The difference between the interest which would have accrued at the contractual rates and the adequate protection payments related to the remaining secured debt and capitalized lease obligations was $2,846, $14,521 and $15,449 for the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994, respectively. The Company did not accrue or pay interest on the unsecured debt subsequent to the bankruptcy filing. The unaccrued interest on the unsecured debt was $1,051, $6,074 and $6,190 for the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994, respectively.

16.  REORGANIZATION ITEMS AND RELATED RESERVES

     Reorganization items consist of the following:

                                                                   PREDECESSOR COMPANY
                                                 ---------------------------------------------------------
                                                      Nine                Fifty-two           Fifty-three
                                                   weeks ended           weeks ended          weeks ended
                                                 September 2, 1995       July 1, 1995         July 2, 1994
                                                 -----------------       ------------         ------------
     Chapter 11 professional fees                         $ 9,373          $ 17,201            $  17,638
     Amortization of prepetition exclusivity
      income                                                 (283)           (2,572)              (4,161)
     Interest income                                       (2,171)          (10,174)              (6,256)
     Amortization of post-petition credit facility
      origination fees                                         29               646                3,055
     Write down of property and equipment to
      lower of appraised or net book value                      -                 -               53,211
     Insurance claim recovery                              (6,650)                -                    -
     Gain on sale of assets held for sale                       -            (7,634)                   -
     Costs of downsizing                                   16,500            53,691               42,963
                                                          -------          --------            ---------
                                                          $16,798          $ 51,158            $ 106,450
                                                          =======          ========            =========

     COSTS OF DOWNSIZING

     In September 1992, the Company made a decision to downsize the chain, and in October 1992 commenced a store closing program. The program involved the closing of 143 of the Company's stores that management considered not viable. In conjunction with the program to downsize the chain, the Company also consolidated its distribution centers into one location in Youngstown, Ohio and reduced corporate overhead. The Company identified for closure an additional 25 stores in fiscal 1994 and 41 stores in fiscal 1995. In August 1995 management identified 50 stores which will be reduced in size (rightsized) and provided for the cost of rightsizing and provided a markdown reserve for the inventories which would be liquidated in the affected stores.

     The consolidated statements of operations reflect reorganization expenses related to the downsizings as follows:

                                                                      PREDECESSOR COMPANY
                                                    --------------------------------------------------------
                                                          Nine              Fifty-two           Fifty-three
                                                       weeks ended          weeks ended         weeks ended
                                                    September 2, 1995       July 1, 1995        July 2, 1994
                                                    -----------------       ------------        ------------
     Downsizing reserve                                  $ 2,500              $25,786             $13,016
     Inventory markdown reserve                           14,000                    -                   -
     Lease rejection reserve                                   -               20,400              18,119
     Reserve for abandonment of property  and
       equipment                                               -               10,550              15,787
     Lease-purchase cost write-off                             -                  860                   -
     Adjustments to deferred rent liability                    -               (3,905)             (3,959)
                                                         -------              -------             -------

                                                         $16,500              $53,691             $42,963
                                                         =======              =======             =======

     The activity in the reserve for costs of downsizing program is as follows:

                                                       SUCCESSOR
                                                        COMPANY                     PREDECESSOR COMPANY
                                                       ---------   ||-----------------------------------------------
                                                      Forty-three  ||       Nine           Fifty-two     Fifty-three
                                                      weeks ended  ||   weeks ended       weeks ended    weeks ended
                                                     June 29, 1996 ||September 2, 1995   July 1, 1995   July 2, 1994
                                                     --------------||  ----------------  -------------  -------------
                                                                   ||
     Balance, beginning of period                        $ 7,301   ||      $ 6,564          $ 16,089      $ 20,631
     Additions to reserve                                      -   ||        2,500            25,786        13,016
     Losses from going-out-of-business ("GOB") sales      (1,772)  ||       (1,690)          (34,502)      (12,431)
     Store rightsizing costs                                (640)  ||            -                 -             -
     Corporate and distribution center costs              (1,438)  ||          (73)             (809)       (5,127)
                                                         -------   ||      -------          --------      --------
     Balance, end of period                              $ 3,451   ||      $ 7,301          $  6,564      $ 16,089
                                                         =======   ||      =======          ========      ========

     The remainder of the reserve for the costs of downsizing program at June 29, 1996 is considered by management to be a reasonable estimate of the costs to be incurred related to the downsizing program. To the extent additional stores or distribution centers are identified for closure at a later date or the estimates for write-downs or reserves for the current downsizing program require adjustment, such adjustments will be recognized in future periods.

17.  FINANCIAL INSTRUMENTS

     The Company has financial instruments which include cash and cash equivalents and long-term debt. The carrying values of all instruments at June 29, 1996 approximated their fair market value.

     The fair values of the instruments were based upon quoted market prices of the same or similar instruments or on the rate available to the Company for instruments of the same maturities.

18.  NONCASH INVESTING AND FINANCING ACTIVITIES

     On September 29, 1995 the Company and one of its subsidiaries purchased all of the partnership interests in the partnership that owns the building in which the Company's headquarters is located for $145. Also, the partnership has a 50% interest in another partnership which owns a commercial building. In conjunction with the acquisition, assets and liabilities were assumed as follows:

          Fair value of assets acquired:
          -----------------------------
          Accounts receivable                                          37
          Land, buildings and leasehold interests                   4,735
          Goodwill and other assets                                 1,958

          Liabilities and minority interest assumed:
          ------------------------------------------
          Accounts payable                                             25
          Accrued expenses                                            205
          Mortgage notes and bonds payable                          5,820
          Minority interest                                           535

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (Dollar amounts in thousands except per share data)

                                             PREDECESSOR
                                               COMPANY                               SUCCESSOR COMPANY
                                          -----------------  -----------------------------------------------------------------
                                                 NINE               FOUR             THIRTEEN         THIRTEEN        THIRTEEN
                                             WEEKS ENDED        WEEKS ENDED         WEEKS ENDED      WEEKS ENDED     WEEKS ENDED
     FISCAL 1996                          SEPTEMBER 2, 1995  SEPTEMBER 30, 1995  DECEMBER 30, 1995  MARCH 30, 1996  JUNE 29, 1996
     -----------                          -----------------  ------------------  -----------------  --------------  -------------
     Sales                                       $  181,968          $   72,877         $  284,318      $  252,291     $  264,798
     Gross profit                                    33,663              13,261             51,415          42,952         39,712
     Income (loss) before extraordinary
      item                                          (10,389)                 88              3,578           1,544         (2,684)
     Extraordinary item                             775,073                   -                  -               -              -
     Net income (loss)                            $ 764,684           $      88          $   3,578       $   1,544      $  (2,684)

     Per Share:
     Income (loss) before extraordinary
      item                                          $  (.19)             $  .01            $   .29         $   .13        $  (.22)
     Extraordinary item                               14.33                   -                  -               -              -
     Net income (loss)                              $ 14.14              $  .01            $   .29         $   .13        $  (.22)
     Weighted average number of shares
      outstanding                                54,066,463          12,156,250         12,156,250      12,156,658     12,157,046

                                                                                       PREDECESSOR COMPANY
                                                              ---------------------------------------------------------------------
                                                                   THIRTEEN          THIRTEEN          THIRTEEN        THIRTEEN
     FISCAL 1995                                                  WEEKS ENDED       WEEKS ENDED       WEEKS ENDED     WEEKS ENDED
     -----------                                                OCTOBER 1, 1994  DECEMBER 31, 1994   APRIL 1, 1995   JULY 1, 1995
                                                                ---------------  -----------------   -------------   ------------
     Sales                                                           $  363,224         $  405,616      $  346,691     $  297,130
     Gross profit                                                        64,367             75,268          62,715         53,383
     Net income (loss)                                                $  (6,586)         $   6,530       $   1,809      $ (54,897)

     Per Share:
     Net income (loss)                                                  $  (.12)           $   .12         $   .03        $ (1.01)
     Weighted average number of shares outstanding                   54,066,463         54,066,463      54,066,463     54,066,463

20.  SUBSEQUENT EVENT

     On September 7, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Proposed Transaction") whereby the Company and ShopKo Stores, Inc. (ShopKo), a retailer specializing in prescription and vision benefit management and health decision support services, have agreed to combine the respective companies under Cabot Noble, a newly organized Delaware holding company. Under the terms of the Proposed Transaction, each issued and outstanding share of the Company's common stock will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration falls outside a range between $17.25 and $18.00 (based on the average daily closing sale prices of the Company's common stock over a specified 30 day period).

     In connection with the Proposed Transaction, SUPERVALU, INC.
     ("SuperValu"), which currently owns approximately 46% of the issued and outstanding shares of ShopKo common stock, has entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Cabot Noble whereby SuperValu has agreed to sell the Cabot Noble shares it receives in the Proposed Transaction to Cabot Noble immediately after the Proposed Transaction is completed at $16.86 per share for the ShopKo common stock held by SuperValu prior to the transaction. The Stock Purchase Agreement provides that SuperValu will receive a combination of cash and a short-term note at closing.

     Consummation of the Reorganization is subject to certain conditions, including (a) receipt of financing of at least $100,000, (b) approval by shareholders of ShopKo and the Company, (c) receipt of necessary regulatory approvals, and (d) other conditions to closing customary in transactions of this type.

     An ownership change will occur upon the completion of the Proposed Transaction which may result in the reduction of available NOLs (see
     Note 13).

                                                            SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT       CHARGED TO                     BALANCE AT
                                                 BEGINNING        COSTS AND     DEDUCTIONS-        END OF
     DESCRIPTION                                 OF PERIOD         EXPENSE      CHARGE-OFFS        PERIOD
     -----------                                 --------          -------      -----------        ------
     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     -------------------------------
     53 weeks ended July 2, 1994                 $  21,891        $  8,729      $  (24,100)      $   6,520

     52 weeks ended July 1, 1995                     6,520           6,584          (8,187)          4,917

     9 weeks ended September 2, 1995                 4,917             350            (645)          4,622

     43 weeks ended June 29, 1996                    4,622           3,106          (3,537)          4,191


     INVENTORY SHRINK RESERVE
     ------------------------
     53 weeks ended July 2, 1994                 $       -        $ 28,915      $  (24,189)      $   4,726

     52 weeks ended July 1, 1995                     4,726          24,889         (24,120)          5,495

     9 weeks ended September 2, 1995                 5,495           3,100            (836)          7,759

     43 weeks ended June 29, 1996                    7,759          16,385         (17,675)          6,469


     INVENTORY MARKDOWN RESERVE
     --------------------------
     53 weeks ended July 2, 1994                 $       -        $      -      $        -       $       -

     52 weeks ended July 1, 1995                         -               -               -               -

     9 weeks ended September 2, 1995                     -          14,000               -          14,000

     43 weeks ended June 29, 1996                   14,000               -          (8,639)          5,361

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PHAR-MOR, INC.


Date:  September 27, 1996            By: /s/ M.David Schwartz
                                         -----------------------------
                                         M. David Schwartz
                                         President and Chief Operating Officer

Date: September 27, 1996                /s/ Daniel J. O'Leary
                                        ------------------------------
                                        Daniel J. O'Leary
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)


Date: September 27, 1996               /s/ John R. Ficarro
                                       -------------------------------
                                       John R. Ficarro
                                       Senior Vice President, General Counsel
                                       and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 27, 1996                /s/ Robert M. Haft
                                        ----------------------------
                                        Robert M. Haft
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (principal executive officer)


Date: September 27, 1996                /s/ Abbey J. Butler
                                        ----------------------------
                                        Abbey J. Butler, Director


Date: September 27, 1996                /s/ Melvyn J. Estrin
                                        ----------------------------
                                        Melvyn J. Estrin, Director


Date: September 27, 1996                /s/ Linda Haft
                                        ----------------------------
                                        Linda Haft, Director


Date: September 27, 1996                /s/ Malcolm T. Hopkins
                                        -----------------------------
                                        Malcolm T. Hopkins, Director


Date: September __, 1996
                                        -----------------------------
                                        Richard M. McCarthy, Director


Date: September 27, 1996                /s/ Daniel J. O'Leary
                                        ------------------------------
                                        Daniel J. O'Leary
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)

                              PHAR-MOR, INC.

                            INDEX TO EXHIBITS



Exhibit No.

*2.1 Third Amended Joint Plan of Reorganization of Phar-Mor, Inc. and certain affiliated entities dated May 25, 1995, as modified

**2.2     Disclosure Statement in Support of Plan of Reorganization

**2.3     Exhibits to Third Amended Plan of Reorganization

*3.1      Amended and Restated Article of Incorporation

*3.2      By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

*9.1 Amended and Restated Limited Liability Company Agreement of Hamilton Morgan dated May 5, 1995, among Robert M. Haft, Mary Z. Haft and FoxMeyer Health Corporation

*9.2 Joint Irrevocable Proxy dated May 5, 1995 by and among Robert M. Haft, FoxMeyer Health Corporation, FoxMeyer Corporation and Hamilton Morgan L.L.C. (f/k/a Robert Haft Group/Phar-Mor L.L.C.)

*10.1 New Security Agreements and New Equipment Notes entered into and issued by Phar-Mor, Inc. with the CIT Group/Equipment Financing, Inc., Ford Equipment Leasing Corp./General Electrical Capital Corporation, NBD Bank Evanston, N.A., Heleasco Twenty-Three, Inc., HCFS Business Equipment Corp., Romulus Holdings, Inc. and FINOVA Capital/Corporation

*10.2 Loan and Security Agreement, dated September 11, 1995, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc. and Phar-Mor of Wisconsin, Inc.

**10.2.1  Exhibits to Loan and Security Agreement

*10.3 Employment Agreement between Phar-Mor, Inc. and David Schwartz, dated September 11, 1995

*10.4 Employment Agreement between Phar-Mor, Inc. and David J. O'Leary, dated September 11, 1995

10.5 Employment Agreement between Phar-Mor, Inc. and Robert M. Haft, dated September 11, 1995

*10.6 Registration Rights Agreement by and among Phar-Mor, Inc. and FoxMeyer Drug Company and Hamilton Mortgage L.L.C. dated September 11, 1995

*10.7 Registration Rights Agreement between Phar-Mor, Inc. and Alvarez & Marshal, Inc. dated September 11, 1995

*10.8 Third Amendment to Management Services Agreement dated as of September 11, 1995 among Phar-Mor, Inc. and certain affiliated entities, Alvarez & Marshal, Inc., Antonio C. Alvarez and Joseph A. Bondi

*10.9     Form of Indemnification Agreement dated as of September 11, 1995

*10.10    Phar-Mor, Inc. 1995 Stock Incentive Plan

*10.11    Phar-Mor, Inc. 1995 Director Stock Plan

10.12     Phar-Mor, Inc. 1996 Director Phantom Stock Plan

***10.13 Supply Agreement dated as of August 17, 1992 between Phar-Mor and FoxMeyer Drug Company. (Phar-Mor requested confidential treatment of certain portions of this Exhibit 10.13 when it was originally filed, which portions have been so omitted and filed separately with the Securities and Exchange Commission.

21.1      List of Subsidiaries

27.1      Financial Data Schedule
- -------------------------------------------------------------
* Previously filed in connection with the filing of the Form 10, on October 23, 1995.

** Previously filed in connection with the filing of Amendment No. 1 to the Form 10, on December 15, 1995.

*** Previously filed in connection with the filing of Amendment No. 2 to the Form 10, on February 1, 1996