Form 10-Q
period 1996-09-28
PHAR MOR INC
filed 1996-11-12
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

       For the quarterly period ended
       September 28, 1996                  Commission File Number 0-27050
                                                                  -------

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from               to
                                      -------------    ------------

                                PHAR-MOR, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                             25-1466309
-------------------------------------------            -----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

20 Federal Plaza West, Youngstown, Ohio                   44501-0400
--------------------------------------------            ----------------------
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code:        (330) 746-6641
                                                           ---------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            YES     X      No
                               --------       ------

     As of October 11, 1996, 12,157,054 shares of the registrant's common stock were outstanding .

                     PHAR-MOR, INC. AND SUBSIDIARIES

                               FORM 10-Q

                 FOR THE QUARTER ENDED SEPTEMBER 28, 1996


                               I N D E X


                                                                  Page

Part I:  Financial Information

         Condensed Consolidated Balance Sheets of the Successor
         Company as of September 28, 1996 and June 29, 1996         3

         Condensed Consolidated Statements of Operations of the
         Successor Company for the Thirteen Weeks Ended
         September 28, 1996 and the Four Weeks Ended
         September 30, 1995 and the Predecessor Company for the
         Nine Weeks Ended September 2, 1995                         4

         Condensed Consolidated Statements of Cash Flows of the
         Successor Company for the Thirteen Weeks Ended
         September 28, 1996 and the Four Weeks Ended
         September 30, 1995 and the Predecessor Company for the
         Nine Weeks Ended September 2, 1995                         5

         Notes to Condensed Consolidated Financial Statements       6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10

Part II: Other Information

         Exhibits and Reports on Form 8-K                           12

                     PHAR-MOR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                   Successor      Successor
                                                    Company        Company
                                                 ------------    -------------
                                                 September 28,      June 29,
                                                     1996             1996
                                            ------------    -------------
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $     96,990     $   104,265
 Accounts receivable - net                             22,372          20,834
 Merchandise inventories                              168,551         152,904
 Prepaid expenses and other current assets              5,475           5,572
                                                 ------------     ------------
    Total current assets                              293,388         283,575

PROPERTY AND EQUIPMENT - NET                           67,775          66,550
DEFERRED TAX ASSET                                     10,845           9,382
OTHER ASSETS                                            4,064           3,956
                                                  -----------     -----------
    Total assets                                 $    376,072     $   363,463
                                                 ------------     -----------
                                                 ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                $     67,006     $    46,010
 Related party accounts payable                         7,721           7,751
 Accrued expenses and other current liabilities        33,520          37,291
 Reserve for costs of rightsizing program               3,029           3,451
 Current portion of long-term debt
  and capital lease obligations                         8,074           8,922
                                                 ------------     -----------
    Total current liabilities                         119,350         103,425

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          147,345          149,163
LONG-TERM SELF INSURANCE RESERVES                       7,476            7,226
DEFERRED RENT AND UNFAVORABLE LEASE
 LIABILITY - NET                                       11,528           11,081
                                                  ------------     -----------
     Total liabilities                                 285,699         270,895
                                                  ------------     -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                        535              535
STOCKHOLDERS' EQUITY:
 Preferred stock                                            -                -
 Common stock                                             122              122
 Additional paid-in capital                            89,385           89,385
 Retained earnings                                        331            2,526
                                                 ------------     ------------
    Total stockholders' equity                         89,838           92,033
                                                 ------------     ------------
    Total liabilities and stockholders' equity   $    376,072     $    363,463
                                                 ------------     ------------
                                                 ------------     ------------

              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                        PHAR-MOR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                       Successor         Successor           Predecessor
                                        Company           Company              Company
                                  ----------------- ------------------   ----------------
                                        Thirteen            Four                Nine
                                       Weeks Ended       Weeks Ended         Weeks Ended
                                   September 28, 1996 September 30, 1995 September 2, 1995
                                   ------------------ ------------------ -----------------
Sales                                     $   264,551         $  72,877   |     $ 181,968
                                                                          |
Less:                                                                     |
Cost of goods sold, including                                             |
 occupancy and distribution costs             219,091            58,843   |       147,124
Selling, general and administrative                                       |
 expenses                                      41,272            12,264   |        27,057
Depreciation and amortization                   4,908             1,221   |         3,732
                                          -----------         ---------   |     ----------
Income (loss) from operations before                                      |
 interest expense, reorganization items,                                  |
 fresh-start revaluation, income taxes                                    |
 and extraordinary item                         (720)               549   |         4,055
                                                                          |
Interest expense - net                         2,939                403   |         5,689
                                          -----------         ---------   |      --------
                                                                          |
Income (loss) before reorganization                                       |
 items, fresh-start revaluation, income                                   |
 taxes and extraordinary item                 (3,659)               146   |        (1,634)
                                                                          |
Reorganization items                               -                  -   |       (16,798)
Fresh-start revaluation                            -                  -   |         8,043
                                          -----------          --------   |       --------
                                                                          |
Income (loss) before income taxes and                                     |
 extraordinary item                           (3,659)               146   |       (10,389)
Income tax provision (benefit)                (1,464)                58   |             -
                                           ----------          --------   |       --------
                                                                          |
Income (loss) before extraordinary item       (2,195)                88   |       (10,389)
Extraordinary item - gain on debt                                         |
 discharge                                         -                  -   |       775,073
                                          -----------         ---------   |     ----------
Net income (loss)                         $   (2,195)         $      88   |     $ 764,684
                                          -----------         ---------   |     ----------
                                          -----------         ---------   |     ----------
                                                                          |
Net income (loss) per common share:                                       |
 Income (loss) before extraordinary item  $     (.18)         $     .01   |     $    (.19)
 Extraordinary item                                -                  -   |         14.33
                                          -----------         ---------   |     ----------
 Net income (loss)                        $     (.18)         $     .01   |     $   14.14
                                          -----------         ---------   |     ----------
                                          -----------         ---------   |     ----------
                                                                          |
Weighted average number of common shares                                  |
 outstanding                              12,157,054         12,156,250   |    54,066,463
                                          -----------        ----------   |    ----------
                                          -----------        ----------   |    ----------

              The accompanying notes are an integral part of these condensed consolidated financial statements.
/TABLE

                    PHAR-MOR, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                       Successor         Successor           Predecessor
                                        Company           Company              Company
                                  ----------------- ------------------   ----------------
                                        Thirteen            Four                Nine
                                       Weeks Ended       Weeks Ended         Weeks Ended
                                   September 28, 1996 September 30, 1995 September 2, 1995
                                   ------------------ ------------------ -----------------
                                                                         |
OPERATING ACTIVITIES                                                    |
 Net income (loss)                        $   (2,195)         $      88  |      $ 764,684
 Adjustments to reconcile net                                            |
  income (loss) to net cash provided by                                  |
  (used for) operating activities:                                       |
  Items not requiring the outlay of cash:                                |
   Extraordinary gain on debt discharge            -                -    |       (775,073)
 Fresh-start revaluation                           -                -    |         (8,043)
   Noncash charges included in                                           |
    reorganization items                           -                  -  |         16,500
   Depreciation                                2,759                808  |          2,388
   Amortization of video rental tapes          2,149                413  |          1,333
   Amortization of deferred financing                                    |
    costs                                         93                 55  |             73
   Deferred income taxes                      (1,464)                 -  |              -
   Deferred rent                                 447                (13) |            (89)
  Changes in assets and liabilities:                                     |
   Accounts receivable                        (1,538)               (91) |         11,997
   Merchandise inventories                   (15,539)            (1,663) |         (6,922)
   Prepaid expenses                               97               (162) |          2,441
   Other assets                                 (213)               (60) |            449
   Accounts payable and related party                                    |
    accounts payable                          20,966             (3,174) |         (8,865)
   Accrued expenses and other current                                    |
    liabilities                               (3,521)            (7,660) |          6,706
   Reserve for costs of rightsizing                                      |
    program                                     (422)              (776) |            550
                                          -----------        ------------|     -----------
 Net cash provided by (used for)                                         |
  operating activities                         1,619            (12,235) |          8,129
                                          -----------        ------------|     -----------
                                                                         |
INVESTING ACTIVITIES                                                     |
 Additions to rental videotapes               (2,245)              (550) |         (1,874)
 Additions to property and equipment          (3,983)              (322) |           (649)
 Purchase of partnership interests                 -               (145) |               -
                                          -----------        ------------|     -----------
 Net cash used for investing activities       (6,228)            (1,017) |         (2,523)
                                          -----------        ------------|     -----------
                                                                         |
FINANCING ACTIVITIES                                                     |
 Principal payments on long-term debt         (1,210)                  - |              -
 Principal payments on capital                                           |
  lease obligations                           (1,456)              (433) |              -
                                          -----------        ------------|     -----------
 Net cash used for financing activities       (2,666)              (433) |              -
                                          -----------        ------------|     -----------
                                                                         |
REORGANIZATION ACTIVITIES                                                |
 Cash distribution pursuant to the plan                                  |
  of  reorganization                               -                  -  |       (105,381)
 Payment of reclamation claims                     -                  -  |        (23,961)
 Decrease in all other liabilities                                       |
  subject to settlement under                                            |
  reorganization proceedings                       -                  -  |         (2,076)
 Proceeds from the sale of new                                           |
  common stock                                     -                  -  |          9,500
 Debtor-in-possession financing costs              -                  -  |            (15)
                                          -----------        ------------|     -----------
 Net cash used for reorganization                                        |
  activities                                       -                  -  |       (121,933)
                                          -----------        ------------|     -----------
                                                                         |
 Decrease in cash and cash equivalents        (7,275)           (13,685) |       (116,327)
 Cash and cash equivalents, beginning                                    |
  of period                                  104,265            107,930  |        224,257
                                          ----------         ----------- |     -----------
 Cash and cash equivalents, end of period $   96,990         $   94,245  |    $   107,930
                                          ----------         ----------- |     -----------
                                          ----------         ----------- |     -----------

               The accompanying notes are an integral part of these condensed consolidated financial statements.
/TABLE

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

1.   PROPOSED BUSINESS COMBINATION
     Phar-Mor, Inc. (together with its subsidiaries, the "Company") entered into an Agreement and Plan of Reorganization dated September 7, 1996 (as amended and restated as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo"), a retailer specializing in prescription and vision benefit management and health decision support services, to combine the respective companies under Cabot Noble, Inc. ("Cabot Noble"), a newly organized Delaware holding company (the "Proposed Transaction"). Under the terms of the Proposed Transaction, each issued and outstanding share of the Company's common stock will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration falls outside a range between $17.25 and $18.00 (based on the average daily closing sale prices of the Company's common stock over a specified 30 day period).

     In connection with the Proposed Transaction, SUPERVALU INC. ("SuperValu"), which currently owns approximately 46% of the issued and outstanding shares of ShopKo common stock, has entered into an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") with Cabot Noble whereby SuperValu has agreed to sell 90% of the Cabot Noble shares it receives in the Proposed Transaction to Cabot Noble immediately after the Proposed Transaction is completed at $16.86 per share of ShopKo common stock held by SuperValu prior to the Proposed Transaction. The Stock Purchase Agreement provides that SuperValu will receive a combination of cash and a short-term note at closing.

     Consummation of the Reorganization is subject to certain conditions, including (a) receipt of financing of at least $75,000 (as of November 8, 1996, no financing commitment had been obtained), (b) approval by shareholders of ShopKo and the Company, (c) receipt of necessary regulatory approvals, and (d) other conditions to closing customary in transactions of this type.

     Completion of the Proposed Transaction may result in the reduction of available net operating loss carryforwards.

     Reference should be made to the Cabot Noble's Registration Statement on Form S-4 (SEC Registration No. 333-14051) for additional disclosures and pro forma financial information relating to the Proposed Transaction.

2.   BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen weeks ended September 28, 1996 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 28, 1997.

3.   REORGANIZATION
     On August 17, 1992, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until September 11, 1995, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). On September 11, 1995 (the "Effective Date"), the Company emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on August 29, 1995 by the Bankruptcy Court confirming the Third Amended Joint Plan of Reorganization dated May 25, 1995 (the "Joint Plan").

     The consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh-start reporting as of September 2, 1995, the closest fiscal month end to the Effective Date. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values at the Effective Date (hereinafter, the term "Predecessor Company" refers to the Company prior to September 2, 1995 and the "Successor Company" refers to the Company from and after September 2, 1995). A black line has been drawn to separate the Successor Company financial statements from the Predecessor Company financial statements because the respective financial statements are those of different reporting entities which have not been prepared on a comparable basis.

     The Joint Plan provided for, among other things, settlement of all liabilities subject to settlement under reorganization proceedings in exchange for cash, new debt, 12,156,250 shares of common stock, warrants to purchase 1,250,000 shares of common stock and an interest in a limited liability company ("LLC") which was established pursuant to the Joint Plan. The Company's cause of action against its former auditor and certain other causes of action were assigned to such LLC. The Predecessor Company's creditors and former shareholders are the beneficiaries of the LLC.

     The net cash disbursements upon the effectiveness of the Joint Plan were comprised as follows:

          Payment to the holders of claims
           under the prepetition credit agreement
           and prepetition senior secured notes             $  103,708
          Payment to fund litigation of LLC
           causes of action                                        400
          Payment of origination costs for revolving
           credit facility for the Successor Company             1,273
                                                            -----------
                                                               105,381
          Receipt of net proceeds from the sale of
           new common stock                                     (9,500)
                                                            -----------
                                                            $   95,881
                                                            -----------
                                                            -----------

     The value of cash, notes and securities required to be distributed under the Joint Plan was less than the value of the allowed claims on and interests in the Predecessor Company; accordingly, the Predecessor Company recorded an extraordinary gain of $775,073 related to the discharge of prepetition liabilities in the period ended September 2, 1995.

4.   RECLASSIFICATIONS
     Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

5.   RECENT ACCOUNTING PRONOUNCEMENT
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement is effective beginning in fiscal 1997. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. In the first quarter, the Company elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

6.   UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
     The following unaudited pro forma statement of operations presents the results of operations of the Predecessor Company during the pendency of the Chapter 11 case for the nine weeks ended September 2, 1995, as adjusted to reflect the implementation of fresh-start reporting, the elimination of the effects of nonrecurring transactions resulting from the reorganization and certain payments to creditors pursuant to the Joint Plan. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                              Thirteen weeks ended September 30, 1995
                              (In thousands, except per share data)
                           Successor   Predecessor
                           ---------   -----------                             Pro Forma
                           Four Weeks  Nine Weeks                               Thirteen
                             Ended       Ended     Pro Forma Adjustments       Weeks Ended
                        September 30, September 2,      Per Note             September 30,
                              1995        1995        (1)         (2)            1995
                        ------------- ------------ -------- -------------    -------------
Sales                         $   72,877 |$   181,968      -            -           $  254,845
                                     |
Less:                                |
 Cost of goods sold,                 |
  including occupancy                |
  and distribution costs      58,843 |    147,124    $ (101)        -              205,866
  Selling, general and               |
   administrative expenses    12,264 |      27,057      -           -               39,321
  Depreciation and                   |
   amortization                 1,221|       3,732      -    $    (304)(a)           4,649
                          -----------| -----------   -------  ------------    ------------
                                     |
Income from operations               |
 before interest expense,            |
 reorganization items,               |
 fresh-start revaluation,            |
 income taxes and                    |
 extraordinary item               549|       4,055      101        304               5,009
                                     |
Interest expense - net            403|       5,689      164     (2,731)(b)           3,525
                          -----------| -----------   ------     ----------      ----------
                                     |
Income (loss) before                 |
 reorganization items,               |
 fresh-start revaluation,            |
 income taxes and                    |
 extraordinary item               146|      (1,634)     (63)     3,035               1,484
                                     |
Reorganization items                -|     (16,798)       -     16,798 (c)               -
Fresh-start revaluation             -|        8,043       -     (8,043)(c)               -
                          -----------| ------------   -------   ----------       ---------
                                     |
Income (loss) before income          |
 taxes and extraordinary item     146|     (10,389)     (63)    11,790               1,484
                                     |
Income tax provision               58|           -         -       536 (d)            594
                          -----------| ------------    ------   ----------      ----------
                                     |
Income (loss) before                 |
 extraordinary item                88|     (10,389)     (63)    11,254                 890
                                     |
Extraordinary item -                 |
 gain on debt discharge             -|     775,073        -   (775,073)(c)               -
                          -----------| -----------    ------  ------------      ----------
                                     |
Net income                $        88|$    764,684   $  (63) $(763,819)         $      890
                          -----------| -----------   ------- -------------      ----------
                          -----------| -----------   ------- -------------      ----------
                                     |
Net income per common share                                                     $     0.07
                                                                                ----------
                                                                                ----------
     The pro forma reporting adjustments:

                 (1)  Adjust for the rent credit and additional interest expense from the amortization of the "unfavorable lease liability"; and

           (2)  Adjust for the effect of the Joint Plan as if it had been effective as of the beginning of the period. This includes adjustments to:

                     (a)  Reduce historical depreciation to reflect the
                            adjustment to property and equipment values in accordance
                            with fresh-start reporting.

                     (b)  Reverse historical interest expense and record
                            interest expense on the debt incurred in connection with
                            the Joint Plan.

                     (c)  Eliminate the effects of nonrecurring
                            reorganization items, fresh-start revaluation and gain on
                            debt discharge due to the emergence from the Chapter 11
                            case.

                     (d)  Record estimated income tax provision at an
                            effective rate of 40% based on a statutory federal tax rate of 35% and a combined state and local tax rate, net of
                            federal tax benefits, of 5%.

                     Pro forma earnings per share are calculated based on weighted average shares of common stock outstanding of 12,156,250.
/TABLE

PHAR-MOR, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company adopted the principles of fresh-start reporting as of the Effective Date to reflect the impact of the Chapter 11 reorganization.
As a result of the application of fresh-start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the Effective Date will not necessarily be comparable to those prior to the Effective Date.

The Company's results of operations and financial condition reflect the impact of the recapitalization effected pursuant to the Joint Plan and the consolidation of operations following August 17, 1992 (the "Petition Date").

The Company has significantly restructured its debt obligations. The Company has converted approximately $855 million of debt obligations to equity, obtained a $9.5 million net cash equity infusion, and entered into the Revolving Credit Facility. See "Financial Condition and Liquidity" below.

In addition, since August 1992, the Company has put in place a series of programs that are designed to reduce its expense structure and improve its operations. These programs resulted in the closing of 209 stores and three warehouses, the elimination of 75% of corporate level staff positions and the implementation of three major information system improvements.

Management believes that the recapitalization and the specific steps taken to streamline the Company's business operations since the Petition Date yielded an improvement in the operating and financial profile of the Company. The restructuring of the Company's debt obligations reduced interest expense and increased financial flexibility. As a result of this consolidation program, the Company has reduced the fixed cost elements of cost of sales and selling, general and administrative expenses partially offset by declines in sales and gross margin dollars.

Although there can be no assurance, management believes that the Company now is in a position to enhance future profitability as economic and competitive conditions improve in its markets. Management also believes that additional gains may be realized through further reduction of expenses and refinement of the Company's business operations.

The Company entered into an Agreement and Plan of Reorganization with ShopKo dated September 7, 1996 (as amended and restated as of October 9, 1996) concerning the Proposed Transaction. See "NOTE 1-Proposed Business Combination of Notes to Condensed Consolidated Financial Statements."

RESULTS OF OPERATIONS (ALL DOLLAR AMOUNTS IN THOUSANDS)

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 VERSUS
    PRO FORMA THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995

To facilitate a meaningful comparison of the Company's fiscal 1997 and 1996 operating performance, the following discussions of results of operations on a consolidated basis are presented using the Unaudited Pro Forma Consolidated Statement of Operations (see Note 6 of Notes to Condensed Consolidated Financial Statements). Consequently, the information presented below does not reflect the thirteen weeks ended September 30, 1995 as it is presented in the Condensed Consolidated Statements of Operations.

Sales for the first quarter of fiscal 1997, which included 102 comparable stores in both years, increased 3.8% compared to the first quarter of fiscal 1996 primarily due to the Company's new marketing approach, which was launched January 14, 1996. The new marketing approach included price reductions on over 3,000 items and the consequent reduction of gross profit margins, and was implemented in order to increase sales volume. At the same time the Company adopted an "everyday low price" strategy on substantially all products and increased advertising by expanding the size of circulars.

Cost of sales as a percentage of sales was 82.8% in fiscal 1997 compared to 80.8% in fiscal 1996, a 2.0% increase. This increase is primarily due to lower product margins resulting from the Company's new everyday low price marketing plan.

Selling, general and administrative expenses as a percentage of sales was 15.6% in fiscal 1997 compared to 15.4% in fiscal 1996. This increase is primarily due to increased advertising associated with the Company's new marketing plan.

Depreciation and amortization expense was $4,908 in fiscal 1997 compared to $4,649 in fiscal 1996, an increase of $259. The increase is the result of depreciation on capital expenditures made since the first quarter of fiscal 1996.

There was net interest expense of $2,939 in fiscal 1997 compared to net interest expense of $3,525 in fiscal 1996, a $586 decrease. The decrease in interest expense is primarily due to an increase in interest income in fiscal 1997. The pro forma fiscal 1996 results assumed the Company would not have earned any interest income prior to its emergence from bankruptcy in September, 1995.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of September 28, 1996 was $96,990. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

Pursuant to the Joint Plan, which was effective on September 11, 1995, the Company and its lenders agreed to a restructuring of the Company's obligations.

On September 11, 1995, the Company entered into the Revolving Credit Facility (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

Borrowings under the Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time may be used for standby and documentary letters of credit. The Facility includes restrictions on, among other things, additional debt, capital expenditures, investments, dividends and other distributions, mergers and acquisitions, and contains covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test. As of the date hereof, the Company is in compliance with all such financial covenants.

Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory. Advances made under the Facility bear interest at the BankAmerica reference rate plus 1/2% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranges between 1.50% and 2.00%. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees. As of September 28, 1996, there were outstanding under the Facility letters of credit totaling $5,384. The Facility expires on August 30, 1998.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996

During the thirteen weeks ended September 28, 1996, the Company's cash position decreased by $7,275. Net cash provided from operating activities was $1,619. The major sources of cash from operating activities were depreciation and amortization of $4,908 and an increase in accounts payable of $20,966 which were partially offset by a net loss of $2,195, an increase in merchandise inventories of $15,539 and a decrease in accrued expenses and other current liabilities of $3,521.

Capital expenditures of $3,983 and additions to video rental tapes of $2,245 were paid for with funds from operations and the Company's excess cash position.

Net cash used for financing activities of $2,666 consists of principal payments on lease obligations of $1,456 and principal payments on term debt of $1,210.

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                       (none)

         (b)  Reports on Form 8-K

              The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 28, 1996:

         Date of Report     Date of Filing               Description
         --------------     --------------               -----------
       September 7, 1996  September 10, 1996   Agreement and Plan of
                                               Reorganization by and among the
                                               Company, ShopKo Stores, Inc.
                                               and Cabot Noble, Inc. (amended
                                               on Form 8-K dated October 11,
                                               1996 and filed October 16,
                                               1996).

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PHAR-MOR, INC.


Date:  November 12, 1996                By: /s/ M.David Schwartz
                                            ------------------------------
                                            M. David Schwartz
                                            President and Chief Operating
                                            Officer


Date:  November 12, 1996                By: /s/ Daniel J. O'Leary
                                           --------------------------------
                                            Daniel J. O'Leary
                                            Senior Vice President and
                                            Chief Financial Officer


Date:  November 12, 1996                By: /s/ John R. Ficarro
                                           ---------------------------------
                                            John R. Ficarro
                                            Senior Vice President, Secretary
                                            and General Counsel