Form 10-K405/A
period 1996-06-29
PHAR MOR INC
filed 1996-11-18
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        FORM 10-K405/A

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended June 29, 1996

-------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                                             --------     ---------

                          COMMISSION FILE NUMBER 0-27050

                                 PHAR-MOR, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                        25-1466309
---------------------------------------             ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

20 Federal Plaza West, Youngstown, Ohio                 44501-0400
----------------------------------------             ------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:   (330) 746-6641
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES     X     No
                                  -------    -------
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

As of September 13, 1996, 12,157,054 shares of the Registrant's Common Stock were outstanding.

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


                         TOTAL CHAIN SALES BY PRODUCT TYPE
                 (for the 52-week period ending June 29, 1996)
------------------------------------------------------------------------------
Drugstore:                                   45%
  Includes health & beauty care
  products, cosmetics, greeting
  cards, seasonal goods and other
  general merchandise
Consumables:                                 28%
  Includes grocery, snacks, beer,
  wine, tobacco and soft drinks
Pharmacy:                                    24%
  Includes prescription drugs
Video and video rentals                       3%


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

-    Introduced point of sale (POS) scanning in all stores;

-    Installed a new pharmacy software system;

-    Installed a new warehouse logistics system;

-    Reduced the number of corporate personnel by 75%; and

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

      Under the terms of the Reorganization Agreement, each issued and outstanding share of Phar-Mor common stock ("Common Stock") will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration would otherwise fall outside a range between $17.25 and $18.00 per ShopKo share (based on the average daily closing sale prices of the Phar-Mor Common Stock over a specified 30-day period).

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

     In connection with the Proposed Transaction, it is anticipated that certain operational and administrative aspects of Phar-Mor and ShopKo will be integrated and/or combined in an effort to realize savings from reductions in corporate overhead and selling, general and administrative efficiencies and economies of scale. Moreover, it is likely that the Proposed Transaction would result in certain adjustments or modifications in the respective business plans and strategies of Phar-Mor and ShopKo. The Company is currently reviewing and reconsidering all aspects of its operations, administration, plans and strategy in order to facilitate the Proposed

Transaction. Accordingly, the information contained in this report on Form 10-K, including, without limitation, the anticipated amount or timing of future capital expenditures and other investments and the purposes therefor, planned store openings, remodelings or rightsizing and expected methods of operation may change if the Proposed Transaction is consummated. However, no such changes have been made or plans developed and there can be no assurance that the Proposed Transaction will be consummated.

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

     The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within an area of between five and seven miles.
On average during fiscal 1996, each store served approximately 12,500 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

     Company stores accept payment in cash, check, credit cards and payment from third party providers of prescription services.

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

     Simultaneously, the Company also introduced a program guaranteeing the "lowest prescription price or its free." At the inception of the program in January 1996, same store pharmacy sales for the month of January 1996 were 7% lower than for the month of January 1995. Same store pharmacy sales improved in the month of June 1996 versus June 1995 by 4.2%. Overall pharmacy gross margins decreased approximately 1% in fiscal 1996 versus fiscal 1995, of which reduction approximately one half resulted from the increase in third party prescription business.

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

     In conjunction with its remodeling and redesigning of two Ohio (St. Clairsville and Mansfield) stores in August 1996, Phar-Mor has also introduced the "club store" concept as a test for other locations. In an approximate
10,000 to 15,000 square foot excess area, each "club store" offers a varied selection of grocery items, including fresh, frozen, and refrigerated foods.

     At this time, it is too early to determine whether or not the success of these programs will result in the introduction of additional "club stores", but the concept is being well received by customers and has improved sales in each store. The Company is reviewing plans to remodel approximately twelve additional stores in fiscal 1997.

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

                                 PERIOD ENDED
                                 ------------

                             June 29, 1996      July 1, 1995      July 2, 1994
Category                      (52 Weeks)         (52 Weeks)        (53 Weeks)
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

      Capital expenditures of the Company totaled $7.0 million in fiscal 1996. This included expenditures totaling $2.4 million for rightsizing and remodeling of existing stores. Prior to the Proposed Transaction, the Company anticipated spending approximately $30.1 million for capital expenditures in fiscal 1997.

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

     In anticipation of the Proposed Transaction, the Company has suspended its rightsizing program. However, two locations are being remodeled (New Philadelphia, Ohio and West Palm Beach, Florida) as a result of consummated rightsizing transactions. The Company estimates that approximately 45 stores previously identified as potential downsizing candidates may be remerchandised to include certain additional complementary merchandise typically sold in ShopKo stores. Also, a limited number of the stores may accommodate the "club store" concept. If implemented, these changes in the space utilization strategy would allow the Company to draw on merchandising expertise from

ShopKo, create buying efficiencies not previously available to the Company, and offer the opportunity to consolidate certain related functions.

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

     However, in early August 1992, Phar-Mor publicly disclosed that it had discovered a scheme by certain senior executives to falsify certain financial results and divert funds to unrelated enterprises and for personal expenses. The officers involved, including Phar-Mor's former President and Chief Operating Officer, former Chief Financial Officer, former Vice President of Finance and former Controller were promptly dismissed. In an effort to restore support from its vendors and lenders and to implement a business turnaround plan, Phar-Mor and its fifteen wholly-owned subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code on August 17, 1992 (the "Petition Date"). A new management team, hired by the Board of Directors, assumed day-to-day management of Phar-Mor.

     Upon discovery of the fraud, it became apparent that Phar-Mor's explosive growth during the preceding several years had been fueled in part by a systematic scheme to falsify Phar-Mor's financial results and to conceal Phar-Mor's true financial condition. The fraud which was perpetrated by the manipulation of information and override of the system of internal controls by certain of its senior executives, as well as a lack of systems and surrounding controls, masked very substantial losses, created in part by low margins, slow moving merchandise categories, high rentals for the newer and larger stores and operational inefficiencies. By the time Phar-Mor concluded its investigation into the size of the fraud, it determined that cumulative earnings had been overstated by approximately $500,000,000. Additional charges to cumulative earnings of approximately $500,000,000 resulted from changes in accounting policies and restructuring costs which were recorded as of September 26, 1992. See "Notes to Consolidated Financial Statements."

     The new management of Phar-Mor faced the task of reconstructing its accounting records and strengthening the control systems. New management developed and implemented a strict internal control regimen, buttressed by frequent and widely distributed internal management reports, designed specifically to avoid a situation in which a member of management could override controls and avoid detection.

     In particular, management (i) implemented three major information system improvements, each of which supports the accurate reporting of inventory and facilitates stricter accounting controls: point-of-sale ("POS")scanning equipment, a pharmacy software system and a Distribution Control System ("DCS") warehousing system (these systems provide greater merchandising data, facilitate pharmacy processing and track and coordinate inventory purchasing and warehouse volume), (ii) undertook a full review of various existing systems which included an operations and control enhancement project on the accounts payable system and a vendor correspondence and relations review and
(iii) enhanced an internal audit department that assembled extensive protocols to follow in conducting audits of internal controls.

     In order to further enhance the control process, new management regularly generates numerous internal reports which are distributed to a wide variety of senior, middle and lower level management on a daily, weekly and monthly basis. In addition, operational and financial planning meetings are now attended by members of all levels of management.

     The Company emerged from bankruptcy on September 11, 1995 with a new President and Chief Operating Officer, Chief Financial Officer and Vice President and Corporate Controller hired after the Petition Date to replace those responsible for the fraud.

     During the pendency of the Chapter 11 bankruptcy cases of pre-reorganized Phar-Mor and its subsidiaries (the "Chapter 11 Cases"), new management analyzed the performance and prospects of each store to identify a core group of high volume, profitable and geographically concentrated stores that would serve as the basis of reorganized Phar-Mor. Based on this analysis, Phar-Mor closed 209 stores (not including separate liquor stores which were closed at various times) in five stages: 54 stores between October 1992 and December 1992, 34 stores between March 1993 and June 1993, 55 stores in July 1993, 25 stores in October 1994 and 41 stores in July 1995, thereby reducing the number of stores from 311 in September 1992 to 102 stores as of September 11, 1995, the effective date of the Plan of Reorganization.

     The Company also implemented a series of fundamental changes designed to achieve operating profitability and to position Phar-Mor for future growth. Following the Petition Date, Phar-Mor reduced the number of warehouses and increased outsourcing of product distribution; reduced the average size of several stores by approximately 19,000 square feet; introduced
POS scanning in all stores; installed a new pharmacy software system; installed the DCS warehouse logistics system; and reduced the number of corporate personnel by 75%.

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

     As of June 29, 1996, all of the Company stores were leased. All store leases are long term; the original terms of 76 leases and the original terms with options of four leases expire on or before December 31, 2006. Most stores are located adjacent to or near shopping centers or are part of strip centers. The remaining stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A prototypical store is designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays and includes 32,000 square feet of sales space and 8,000 square feet of storage area and ample off-street parking.
Traffic design is intended to enhance the opportunity for impulse purchases.

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

                                          (In thousands except per share data)

---------------------------------------------------------------------------------------------
                     43 Weeks         9 Weeks           52 Weeks       53 Weeks      39 Weeks
                       Ended           Ended             Ended           Ended        Ended
                   June 29, 1996  September 2, 1995  July 1, 1995(b) July 2,1994 June 26,1993
                   -------------- -----------------  --------------- ------------ ------------
Net sales            $874,284    |  $181,968          $1,412,661    $1,852,244    $1,434,256
Income (loss) from               |
continuing operations   2,526    |   (10,389)(a)         (53,144)(c)  (142,763)(d)   (82,179)(e)
Income (loss) per                |
share from continuing            |
operations                .21    |      (.19)               (.98)      (2.64)          (1.52)


                        As of           As of            As of          As of         As of
                    June 29, 1996  September 2, 1995  July 1, 1995  July 2,1994   June 26, 1993
                    -------------  -----------------  ------------ ------------   -------------
Total assets          363,463        390,207         |   531,332       680,105       860,953
Long-term debt &                                     |
capital leases        149,163        151,047         |   -               -             -
Liabilities subject                                  |
to settlement             -                -         | 1,154,959     1,182,145     1,252,981


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

(d) Includes reorganization costs of $53.2 million, including $43 million for costs of downsizing, and $53.2 million to write down property and equipment to the lower of appraised or net book value.

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

                                            (000's)
                      --------------------------------------------------------
                             Fiscal 1996                    Fiscal 1995
                      --------------------------    --------------------------
Sales                 $ 1,056,252     100.00%        $ 1,107,222      100.00%
Less:
 Cost of goods sold,
 including occupancy
 and distribution costs   875,148      82.86%            900,814       81.36%
 Selling, general and
 administrative
 expenses                 149,458      14.15%            158,009       14.27%
 Chapter 11 professional
 fee accrual adjustment    (1,530)     (0.15)%              -             -
 Depreciation and
 amortization              18,319       1.73%             18,725        1.69%
                           -------                       --------
Income from operations
 before interest and
 income taxes              14,857       1.41%             29,674        2.68%
Interest expense          (17,465)     (1.65)%           (16,990)      (1.53)%
Interest income             8,614       0.81%               -             -
                          --------                       --------
Income before income
 taxes                      6,006       0.57%             12,684        1.15%
Income tax provision        2,676       0.25%              5,074        0.46%
                          -------                        --------
Net income                 $3,330       0.32%             $7,610        0.69%
                          -------                        --------
                          -------                        --------
/TABLE

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

     52 WEEKS ENDED JULY 1, 1995 (FISCAL 1995) COMPARED TO 53 WEEKS ENDED JULY 2, 1994 (FISCAL 1994) (ALL DOLLAR AMOUNTS IN THOUSANDS)

     During fiscal 1995, the Company closed 25 stores after conducting going-out-of-business ("GOB") sales. The projected costs of closing the stores were recorded as of July 2, 1994 (the Company's previous year end). In May 1995, the Company announced the closing of an additional 41 stores and began GOB sales at such stores. These additional 41 stores were closed in July 1995. The projected costs of closing these stores were recorded as of May 6, 1995. Consequently, the actual operating results for fiscal 1995 included below are for 143 stores for the first 44 weeks of the period and 102 continuing stores for the remaining 8 weeks of the period. The operating results for fiscal 1994 included below are for 168 stores.

                                            (000's)
                        --------------------------------------------------
                             Fiscal 1995                   Fiscal 1994
                        --------------------------------------------------
Sales                    $ 1,412,661  100.00%      $ 1,852,244     100.00%
Cost of goods sold,
 including occupancy
 and distribution costs    1,156,928   81.90%        1,522,722      82.21%
Gross profit                 255,733   18.10%          329,522      17.79%
                           ---------                 ---------
Selling, general and
 administrative expenses     199,863   14.15%          276,887      14.95%
Write-down of property
 and equipment to lower
 of appraised or net
 book value                        -       -            53,211       2.87%
Depreciation and
 amortization                 24,643    1.74%           55,401       2.99%
                           ---------                 ---------
Income (loss) from
 operations before
 interest expense,
 reorganization items
 and income taxes             31,277    2.21%          (55,977)     -3.02%
Interest expense              33,324    2.36%           33,878       1.83%
                           ---------                   --------
Loss before reorganization
 items and income taxes       (2,097)  -0.15%          (89,855)     -4.85%
Reorganization items          51,158    3.62%           53,239       2.87%
                           ---------                   --------
Loss before income tax
 benefit                     (53,255)  -3.77%         (143,094)     -7.73%
Income tax benefit              (111)  -0.01%             (331)     -0.02%
Net income (loss)           ($53,144)  -3.76%        ($142,763)     -7.71%
                           ----------                ----------
                           ----------                ----------

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

     The decrease in reorganization items is due to an increase in interest income from higher level of funds invested and higher interest rates, gains on sales of real property in Boardman, Ohio and Jacksonville, Florida, recognition of a gain in insurance settlement from a claim the Company asserted against its insurance carrier seeking reimbursement of monies allegedly embezzled by certain former officers of the Company and partially offset by increased costs associated with closing of an additional 66 stores.

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

     Borrowings under the Revolving Credit Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the Revolving Credit Facility at any time may be used for standby and documentary letters of credit. The Revolving Credit Facility includes restrictions on, among other things, additional debt, capital expenditures, investments, dividends and other distributions, mergers and acquisitions, and contains covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test. As of the date hereof, the Company believes it is in compliance with all such financial covenants.

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

     The Company increased its cash position by $5,606 from operating and investing activities during the 9 weeks ended September 2, 1995 and used
$121,933 for reorganization activities including cash distributions pursuant to the Plan of Reorganization. Consequently, the net decrease in cash position
during the 9 week period ended September 2, 1995 was $116,327. Other significant sources and uses of cash during the period were as follows:

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

-     The Company invested $13,756 for rental video tape inventory.

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

Name                     Age                        Position(s)
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

     WARREN E. JEFFERY has served as Senior Vice President of Operations of the Company since April 1996. Prior to that, Mr. Jeffery served as Vice President of Operations, beginning February 1993. From 1992 to 1993, he served as Regional Director-Store Operations for Revco D.S., Inc., operator of one of the country's largest retail drug store chains. Mr. Jeffery was employed by Perry Drug Stores from 1976 until 1992, holding various management positions, including Vice President of Store Operations from 1988 to 1992.
Mr. Jeffery received a B.S. degree in pharmacy from Ferris State University.

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

     MELVYN J. ESTRIN is co-Chief Executive Officer, co-Chairman of the Board, and a major shareholder of FoxMeyer Health Corporation. He also serves as co-Chairman of the Board of Ben Franklin Stores, a retail craft company. From 1983 to the present, Mr. Estrin served as Chairman of the Board and Chief Executive officer of Human Service Group, Inc., a private management and investment firm, and of University Research Corporation, a consulting firm.
He currently serves as a director of Washington Gas Light Company, and as a trustee of the University of Pennsylvania. Mr. Estrin also serves as a Commissioner on the President's National Capital Planning Commission.

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

                                                                   Long Term
                                                                 Compensation
                                   Annual Compensation              Awards
                              ----------------------------------   -----------

Name and               Fiscal                        Other Annual     Stock     All Other
Principal Position     Year   Salary     Bonus($)(1) Compensation  Options(#) Compensation($)(4)
------------------    ------  ------     ----------  ------------   --------- ------------------
Antonio C. Alvarez     1996   178,562    107,942           -         416,667(3)   2,650,000 (3)
Former CEO             1995   900,000    540,000           -            -               -

Robert M. Haft         1996   726,936(5) 270,000           -         256,250         66,637
Chairman and CEO                                           -                            -

M. David Schwartz      1996   571,632    215,000           -         175,000         505,548
President and COO      1995   500,000    200,000           -            -              2,602

Daniel J. O'Leary      1996   236,500     85,000           -          87,500         250,147
Senior Vice President  1995   236,500    106,250           -             -
and CFO

Warren E. Jeffery      1996   176,265     45,000           -          50,000          78,540
Senior Vice President  1995   168,390     80,000           -             -               875
 - Operations and
 Pharmacy

John R. Ficarro        1996   155,016     50,000           -          15,000          34,013
Senior Vice            1995    59,622(7)  28,000           -             -              -
President,(6) General
Counsel  and Secretary

Sankar Krishnan        1996   150,000     45,000           -          25,000         139,226
Vice President and     1995   150,000     70,000           -             -               -
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

                                                                          Potential Realizable
                                                                          Value at Assumed
                                                                          Annual Rates of
                                    Percent of Totel                      Stock Price Appre-
                   Number of        Option Granted                        ciation for Option
               Securities Under-    to Employees as                        Term (5)in thousands)
Name and         ying Options       of June 29, 1996  Exercise   Expiration
Position          Granted(#)        (%)(4)            Price($/Sh)  Date     5%($)   10%($)
----------      ------------------   ---------------- ----------- --------- ------   ------
Robert  Haft (1)     256,250              27.2            8.00     9/11/2002 835    1,945
Chairman and Chief     5,000               0.5            7.06     10/3/2000  10       22
Executive Officer

Antonio C. Alvarez(1)416,667(2)(3)           -            8.00     9/11/2002 1357    3,162
Former Chief
Executive Officer


M. David Schwartz(1) 175,000              18.6            8.00     9/11/2002  570    1,328
President and Chief
Operating Officer

Daniel J. O'Leary (1) 87,500               9.3            8.00     9/11/2002  285      664
Senior Vice President
and Chief Financial
Officer

Warren E. Jeffery     45,000               4.8            8.00     9/11/2002  147      342
Senior Vice President  5,000(6)            0.5            7.56     9/11/2002   15       36
Operations and
Pharmacy

John R. Ficarro       15,000               1.6            8.00     9/11/2002  49      114
Senior Vice
President, General
Counsel and Secretary

Sankar Krishnan       25,000               2.7            8.00     9/11/2002  82      190
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

      Except as otherwise indicated in the foregoing table, the Options granted under the Phar-Mor, Inc. 1995 Stock Incentive Plan vested with respect to 20% of the underlying shares on each of the effective date of the Plan of
Reorganization and the first anniversary of such date, and will vest in additional increments of 20% of the underlying shares (subject to adjustment)
on each of the succeeding three anniversaries of such date. All Options under
the Phar-Mor, Inc. 1995 Stock Incentive Plan (except for those held by Mr.
Haft) will be subject to early termination within periods of up to one year
(depending on the cause of a termination of service) after the effective date of a termination of service under the Phar-Mor, Inc. 1995 Stock Incentive Plan or (if applicable) the expiration date under an applicable employment agreement. Except for Mr. Haft, (i) to the extent then not vested, the Options will terminate and (ii) to the extent then vested, they may be exercised within one year following the death or disability of the holder of the option, and within six months following any other termination event, except where a termination by Phar-Mor is for cause, in which case the options then will terminate. In addition to the Options, the Phar-Mor, Inc. 1995 Stock Incentive
Plan authorizes the issuance of options to purchase an additional 24,083 shares, plus any shares that become available on the expiration, cancellation or early termination of the Options.

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

     The Phar-Mor, Inc. 1995 Stock Incentive Plan authorizes the issuance of options and (subject to plan limitations) certain stock appreciation rights ("SARs"). As is customary in incentive plans of this nature, the number and kind of shares available under the Phar-Mor, Inc. 1995 Stock Incentive Plan, share limits, and shares subject to outstanding awards are subject to adjustment in the event of certain reorganizations, recapitalizations, stock splits, stock dividends, spin-offs, property distributions or other similar extraordinary transactions or events in respect of Phar-Mor or the Common
Stock. Shares relating to options or SARs that are not exercised or that expire or are canceled will again become available for grant purposes under the Phar-Mor, Inc. 1995 Stock Incentive Plan to the extent permitted by law and the plan. Awards may be repriced or otherwise amended after grant, provided that the amendment does not adversely affect the holder's rights without his or her consent. A maximum of 277,778 shares of Common Stock may be subject to options that during any twelve month period are granted to any Eligible Person under the Phar-Mor, Inc. 1995 Stock Incentive Plan.

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


Average Annual           15 Years    20 Years     25 Years       30 or More
Compensation              Service    Service      Service      Years Service
---------------          --------    --------     --------     -------------
$100,000                 $14,109     $18,182      $23,515       $28,218

$150,000 or more         $21,984     $29,312      $36,640       $43,968

The amounts shown in the table are based on an assumed continued applicability of the $150,000 compensation limit for qualified plans under the Internal
Revenue Code. Each year's accrued benefit under the Retirement Plan is 0.6% of final average annual compensation not in excess of a rolling average of the last 35-years annual social security wage base, plus 1.05% of final average annual compensation in excess of such average wage base, multiplied by years of credited service up to a maximum of 30 years. The estimated annual retire-ment benefits, for the individuals named below, were developed based on 1995 compensation, projected covered compensation, and the respective dates of birth and projected credited service at normal retirement age under the Retirement Plan. The credited years of service and ages as of June 29, 1996 for individuals named in the Summary Compensation Table who are eligible to participate in the Retirement Plan are as follows: Mr. Schwartz -- 4 years;

Mr. O'Leary -- 4 years; Mr. Jeffery -- 4 years; Mr. Ficarro -- 2 years; and Mr. Krishnan -- 4 years. The plan was frozen as of July 1, 1996. Assuming these individuals remain employed until the vesting period is reached, their estimated annual retirement benefits under the plan will be: Mr. Schwartz -- $7,516; Mr. O'Leary -- $6,965; Mr. Jeffery -- $5,585; Mr. Ficarro -- $2,934;
and Mr. Krishnan -- $4,331.

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

     Awards made under the Phantom Stock Plan are payable solely in cash upon the effective date of the first to occur of: (1) the Eligible Director's resignation from the Phar-Mor Board; (2) the Eligible Director's failure to be elected or re-elected to the Phar-Mor Board; (3) the retirement of the Eligible Director from the Board; or (4) death or permanent disability of the Eligible Director. The amount of the payment will be calculated based upon the fair market value of the shares of phantom stock recorded in the Eligible Director's Phantom Stock Account (including all accrued cash dividends) as of
the date of distribution.

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

     Mr. Haft also was granted options to purchase 256,250 shares of Common Stock at $8.00 per share under the Phar-Mor, Inc. 1995 Stock Incentive Plan. Mr. Haft's employment agreement provides for additional benefits in the future not less favorable than those provided under options granted or to be granted to other executives during the term of the employment agreement.

     The employment agreement provides that Mr. Haft serve as Chief Executive Officer and Chairman of the Phar-Mor Board. Mr. Haft may engage in other activities or pursue other investments (including activities that may be competitive with Phar-Mor's business provided that they do not unreasonably impede the performance of his duties for Phar-Mor and do not violate applicable legal requirements. The Phar-Mor Board has the authority to terminate Mr. Haft's employment without compensation under certain circumstances. The agreement does not require Mr. Haft to provide services at Phar-Mor's principal locations. Mr. Haft may resign at any time without violating the agreement, although his resignation without cause and without the Phar-Mor Board's consent would otherwise be treated like a termination for cause by Phar-Mor.

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

     MR. SCHWARTZ.  The employment agreement with Mr. Schwartz has a term of two years commencing on September 11, 1995 and provides for Mr. Schwartz to serve Phar-Mor's  President and Chief Operating Officer.  Mr. Schwartz' annual base salary is $600,000. The agreement provides for an annual incentive bonus
if Phar-Mor achieves certain performance objectives approved by the Phar-Mor
Board, with a target bonus of not less than 60% of his annual base salary and a maximum of 100% of annual base salary, as further described below.
Mr. Schwartz was granted options to purchase 175,000 shares of Common Stock at
$8.00 per share  under the Phar-Mor, Inc. 1995 Stock Incentive Plan and a confirmation bonus of $450,000.

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

     CHANGE IN CONTROL CONSEQUENCES FOR MR. HAFT.  The agreement with Mr. Haft provides that upon a change in control (as defined) Mr. Haft will have the right for 90 days to terminate the agreement without cause and realize the present value of the full (and certain accelerated) benefits under the agreement for what would otherwise be the remaining term, as in the case of a termination by the Company without cause. A change in control under the agreement may include (among other events) the removal of or failure to elect
Mr. Haft Chairman of the Board, his involuntary disassociation from Hamilton
Morgan under certain circumstances by reason of the operation of certain buy-sell agreements, certain changes in ownership involving 50% or more of the voting stock (or voting control) of Phar-Mor, the sale of all or substantially all of the assets of Phar-Mor, certain fundamental changes in the nature of its business approved by shareholders, certain changes affecting a majority of the Board, or the acquisition by any person or group (other than existing 25%
holders or persons affiliated with Mr. Haft or FoxMeyer Corporation) of 50% or more control of the assets or voting stock of Phar-Mor.  Such a termination by
Mr. Haft would be deemed a termination without cause by Phar-Mor and entitle him to the rights attendant thereto, in addition to certain reimbursement for any excise taxes thereon on a "grossed-up" basis as described below.

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

                                 Amount and                              Number of Shares
                                 Nature of            Percent            Which May be
    Name and Address of          Beneficial             of               Acquired Within
    Beneficial Owner(1)          Ownership(2)          Class             60 Days (3)
    -------------------          ------------         --------           -----------------
Hamilton Morgan L.L.C.
3000 K Street, N.W.,
Suite 105
Washington, DC  20008             4,857,185(4)          39.4%             153,152(5)

Lappin Capital Management, L.P.
LBL Group, L.P.
767 Third Avenue, 16th Floor
New York, New York  10017           615,300(6)           5.1%                 -

Robert M. Haft
20 Federal Plaza West
Youngstown, Ohio  44501           4,857,185(7)          39.4%               153,152(5)

FoxMeyer Health Corporation
1220 Senlac Drive
Carrollton, TX  75006             4,857,185(7)          39.4%               153,152(5)

M. David Schwartz
20 Federal Plaza West
Youngstown, Ohio 44501               76,250               *                  70,000(8)

Daniel J. O'Leary
20 Federal Plaza West
Youngstown, Ohio 44501               41,250               *                  35,000(8)

John R. Ficarro
20 Federal Plaza West
Youngstown, Ohio 44501                6,000               *                   6,000(8)

Warren E. Jeffery
20 Federal Plaza West
Youngstown, Ohio 44501               20,000               *                   20,000(8)

Sankar Krishnan
20 Federal Plaza West
Youngstown, Ohio 44501               10,000               *                   10,000(8)

Abbey J. Butler
1220 Senlac Drive
Carrollton, Texas  75006             10,000(9)           *                     10,000(10)

Melvyn J. Estrin
FoxMeyer Drug Corporation
1220 Senlac Drive
Carrollton, Texas  75006             10,000(9)           *                    10,000(10)

Linda Haft
8709 Burning Tree Road
Bethesda, MD  20817                  10,000               *                   10,000(10)

Malcolm T. Hopkins
14 Brookside Road
Ashville, NC  28803                  10,000               *                   10,000(10)

Richard M. McCarthy
1710 Cottontail Drive
Milford, Ohio  45105                 11,304               *                   10,000(10)

Antonio C. Alvarez
885 Third Avenue
New York, NY 10022-4802             466,667(11)          3.7%                416,667

All Directors and Executive
Officers, including those
named above, as a Group (11
persons)                          5,497,352(12)         42.3%                730,819

(*less than 1%)
----------------------------

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

(4) Includes 3,750,000 shares of Common Stock owned directly by Hamilton Morgan, and (i) 954,033 shares held directly by FoxMeyer Health Corporation, (ii) 91,902 shares subject to purchase by FoxMeyer Health Corporation, within 60 days upon exercise of Warrants and (iii) 61,250 shares subject to purchase by Mr. Haft within 60 days upon exercise of options (all such shares held directly by FoxMeyer Health Corporation and subject to purchase by FoxMeyer Health Corporation and Mr. Haft being collectively referred to herein as the "Proxy Shares"). Hamilton Morgan has been granted sole voting power over the Proxy Shares as a result of irrevocable proxies granted to Hamilton Morgan by FoxMeyer

        Health Corporation, and Mr. Haft. See "-Potential Changes in Control" below. Certain shares indicated as being beneficially owned by FoxMeyer Health Corporation are owned of record by FoxMeyer Drug Company. Information concerning beneficial ownership of Common Stock by FoxMeyer Health Corporation is based on information furnished to Phar-Mor as of September 27, 1996 by FoxMeyer Health Corporation.

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

(10) All such shares are subject to purchase within 60 days by the indicated person upon exercise of options awarded under the Phar-Mor, Inc. 1995 Director Stock Plan.

(11) Includes options to purchase 416,667 shares of Common Stock awarded to A&M pursuant to the "Management Services Agreement" as defined in Item 13 below. Mr. Alvarez resigned as an officer of the Company as of the Effective Date.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH FOXMEYER DRUG COMPANY

     In the Chapter 11 Cases, FoxMeyer Drug Company filed a reclamation claim for $21 million. Phar-Mor responded with a preference action asserting the $25 million in payment received by FoxMeyer Drug Company during the period when the pharmaceuticals sought to be reclaimed by FoxMeyer Drug Company had been delivered to Phar-Mor should have been applied to the current shipment, thus leaving FoxMeyer Drug Company with no unpaid-for goods, or alternatively that the payments were preferences under Section 547 of the Bankruptcy Code. FoxMeyer Drug Company raised an ordinary course of business defense to the preference action and extensive discovery ensued. On the eve of the trial, Phar-Mor and FoxMeyer Drug Company reached a settlement (the "FoxMeyer Settlement").

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

TRANSACTIONS WITH HAMILTON MORGAN

     On the Effective Date, pursuant to the Plan of Reorganization and the Hamilton Purchase Agreement, Hamilton Morgan purchased 1,250,000 shares of
Common Stock from the Company and 2,500,000 shares of Common Stock from the

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

     Under its terms as amended by the Plan of Reorganization, the Management
Services Agreement terminated on October 28, 1995.  Messrs. Alvarez and Bondi
resigned as officers as of the Effective Date.  During the 60 day period after the Effective Date, Mr. Alvarez served as a consultant to Phar-Mor.  On the
Effective Date Messrs.  Alvarez and Bondi were paid any accrued but unpaid salary, their incentive bonuses for Phar-Mor's 1995 fiscal year in the amount of $680,000, the pro rated amount of their incentive bonuses for the 1996 fiscal year ($135,926) and consulting fees of $150,000 for Mr. Alvarez's services during the 60 days after the Effective Date.

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

       3.      Exhibits

               The Exhibits filed as part of this Form 10-K are listed on the
               Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

       4.      Reports on Form 8-K

               Reports on Form 8-K dated as of September 7, 1996 and October 11, 1996 were filed by the Company with respect to the Agreement and Plan of Reorganization dated as of September 7, 1996, by and among the Company, ShopKo Stores, Inc. and Cabot Noble, Inc.

PHAR-MOR, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F - 8


SCHEDULE II                                                             F - 26


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Phar-Mor, Inc.:


     We have audited the accompanying consolidated balance sheets of Phar-Mar, Inc. and subsidiaries as of June 29, 1996 and September 2, 1995 (Successor Phar-Mor balance sheets) and July 1, 1995 (Predecessor Phar-Mor balance sheet), and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the forty-three weeks ended June 29, 1996 (Successor Phar-Mor operations), the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 (Predecessor Phar-Mor operations). Our audits also included financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of Phar-Mor, Inc.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   As discussed in Note 1 to the financial statements, in August 1992, the Board of Directors of Phar-Mor, Inc. disclosed that a fraud and embezzlement of Phar-Mor, Inc.'s assets, which had been concealed for a period of years by falsification of the accounting records, had been discovered. As a result, and as discussed in Notes 1 and 6, reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment were not available; accordingly, we were not able to complete our auditing procedures relating to property and equipment and depreciation and amortization related thereto for the nine weeks ended September 2, 1995 and as of and for the fifty-two weeks ended July 1, 1995, and for the fifty-three weeks ended July 2, 1994. As discussed in Note 6, for the fifty-three weeks ended July 2, 1994 Phar-Mor, Inc. recorded a $53,211,000 write down of its property and equipment based upon an independent appraisal. It is not possible to determine whether the aggregate amount of property and equipment at July 1, 1995 is greater than the original acquisition cost of such assets less accumulated depreciation and amortization.

     In our opinion, except for the effect of any adjustments that might have been determined to be necessary had reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment been available, the Predecessor Phar-Mor financial statements referred to above present fairly, in all material respects, the financial position of Predecessor Phar-Mor as of July 1, 1995 and the results of its operations and its cash flows for the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 in conformity with generally accepted accounting principles.

     In our opinion, the Successor Phar-Mor financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of June 29, 1996 and September 2, 1995 and the results of their operations and their cash flows for the forty-three weeks ended June 29, 1996 in conformity with generally accepted accounting principles.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, on August 29, 1995, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on September 11, 1995. Accordingly, the accompanying Successor Phar-Mor balance sheet as of September 2, 1995 has been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Phar-Mor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in
Note 1.

    As discussed in Note 20 to the financial statements, Phar-Mor, Inc. entered into an agreement dated September 7, 1996 (as amended as of October 9, 1996) with Shopko Stores, Inc., subject to certain conditions, to combine the respective companies under Cabot Noble, Inc., a newly organized holding company.

Deloitte & Touche LLP


Pittsburgh, Pennsylvania
August 16, 1996
   (October 9, 1996 as to Note 20)

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
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

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                           SUCCESSOR
                                            COMPANY                           PREDECESSOR COMPANY
                                         ------------- ||     -----------------------------------------------------------
                                          FORTY-THREE  ||            NINE               FIFTY-TWO            FIFTY-THREE
                                          WEEKS ENDED  ||        WEEKS ENDED           WEEKS ENDED           WEEKS ENDED
                                         JUNE 29, 1996 ||     SEPTEMBER 2, 1995        JULY 1, 1995          JULY 2, 1994
                                         ------------- ||     ------------------       ------------          ------------
                                                       ||
Sales                                      $   874,284 ||            $   181,968        $ 1,412,661           $ 1,852,244
                                                       ||
Less:                                                  ||
Cost of goods sold, including                          ||
  occupancy and distribution costs             726,944 ||                148,305          1,156,928             1,522,722
Selling, general and administrative                    ||
  expenses                                     123,582 ||                 25,876            199,863               276,887
Chapter 11 professional fee accrual                    ||
  adjustment                                    (1,530)||                      -                  -                     -
Write-down of property and equipment to                ||
  lower of appraised or net book value                 ||                      -                  -                53,211
Depreciation and amortization                   14,891 ||                  3,732             24,643                55,401
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) from operations before                   ||
  interest expense, interest income,                   ||
  reorganization items, fresh-start                    ||
  revaluation, income taxes and                        ||
  extraordinary item                            10,397 ||                  4,055             31,227              (55,977)
                                                       ||
Interest expense (excludes                             ||
  contractual interest not accrued                     ||
  on unsecured prepetition debt of                     ||
  $3,897, $20,595, and $21,639 in the                  ||
  nine weeks ended September 2, 1995,                  ||
  the fifty-two weeks ended July 1,                    ||
  1995, and the fifty-three weeks                      ||
  ended July 2,1994, respectively)              14,343 ||                  5,689             33,324                33,878
Interest income                                  8,614 ||                      -                  -                     -
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) before                                   ||
  reorganization items, fresh-start                    ||
  revaluation, income taxes and                        ||

  extraordinary item                             4,668 ||                 (1,634)            (2,097)              (89,855)
                                                       ||
Reorganization items                                 - ||                 16,798             51,158                53,239
Fresh-start revaluation                              - ||                 (8,043)                 -                     -
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) before income taxes                      ||
  and extraordinary item                         4,668 ||                (10,389)           (53,255)             (143,094)
                                                       ||
Income tax provision (benefit)                   2,142 ||                      -               (111)                 (331)
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Income (loss) before extraordinary                     ||
  item                                           2,526 ||                (10,389)           (53,144)             (142,763)
Extraordinary item - gain on debt                      ||
 discharge                                           - ||                775,073                  -                     -
                                           ----------- ||            -----------        -----------           -----------
                                                       ||
Net income (loss)                          $     2,526 ||            $   764,684        $   (53,144)          $  (142,763)
                                           =========== ||            ===========        ===========           ===========
                                                       ||
Net income (loss) per common share:                    ||
  Income (loss) before extraordinary                   ||
    item                                   $       .21 ||            $      (.19)       $      (.98)          $     (2.64)
  Extraordinary item                                 - ||                  14.33                  -                     -
                                           ----------- ||            -----------        -----------           -----------
  Net income (loss)                        $       .21 ||            $     14.14        $      (.98)          $     (2.64)
                                           =========== ||            ===========        ===========           ===========
Weighted average number of common                      ||
shares outstanding                          12,156,614 ||             54,066,463         54,066,463            54,066,463
                                           =========== ||            ===========        ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS)
--------------------------------------------------------------------------------

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

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                   SUCCESSOR
                                                    COMPANY                        PREDECESSOR  COMPANY
                                                 -------------  ||-------------------------------------------------
                                                  FORTY-THREE   ||      NINE             FIFTY-TWO     FIFTY-THREE
                                                  WEEKS ENDED   ||  WEEKS ENDED         WEEKS ENDED    WEEKS ENDED
                                                 JUNE 29, 1996  ||SEPTEMBER 2, 1995     JULY 1, 1995   JULY 2, 1994
                                                 -------------  ||-----------------    -------------   ------------
                                                                ||
OPERATING ACTIVITIES                                            ||
  Net income (loss)                                   $  2,526  ||        $ 764,684         $(53,144)     $(142,763)
  Adjustments to reconcile net income                           ||
   (loss) to net cash provided by operating                     ||
    activities:                                                 ||
    Items not requiring the outlay of                           ||
     cash:                                                      ||
      Extraordinary gain on debt                                ||
       discharge                                             -  ||         (775,073)               -              -
      Fresh-start revaluation                                -  ||           (8,043)               -              -
      Write-down of property and equipment to                   ||
       lower of appraised or net book value                     ||                -                -         53,211
      Noncash charges included in                               ||
       reorganization items                                  -  ||           16,500           46,056         42,963
      Depreciation                                       8,802  ||            2,388           15,073         40,961
      Amortization of video rental tapes                 6,055  ||            1,333            9,423         14,440
      Amortization of deferred                                  ||
       financing costs and goodwill                        363  ||               73            2,139          5,106
      Loss on abandonment of equipment                       -  ||                -                -          2,111
      Deferred income taxes                              2,142  ||                -             (111)          (331)
      Deferred rent and unfavorable                             ||
       lease liabilities                                   606  ||              (89)           1,126          2,836
                                                                ||
    Changes in assets and liabilities:                          ||
      Accounts receivable                                6,905  ||           11,997          (10,335)        10,407
      Merchandise inventories                           15,534  ||           (6,922)         164,482        (24,199)
      Prepaid expenses                                   1,356  ||            2,441              631         (3,319)
      Deferred income taxes                              2,088  ||                -                -              -
      Other assets                                        (681) ||              449              136           (205)
      Accounts payable and related                              ||
       party accounts payable                           (4,370) ||           (8,865)         (39,772)        35,481
      Accrued expenses and related                              ||
       party accrued expenses                           (1,999) ||            1,133          (18,994)          (674)
      Accrued bankruptcy professional                           ||
       fees                                            (19,476) ||            4,442            1,654          1,915
      Reserve for costs of rightsizing                          ||
       program                                          (2,921) ||              550          (35,311)       (17,558)
      Self insurance reserves                             (916) ||            1,131            1,111          5,949
                                                      --------  ||        ---------         --------      ---------
  Net cash provided by operating                                ||
   activities                                           16,014  ||            8,129           84,164         26,331
                                                      --------  ||        ---------         --------      ---------
INVESTING ACTIVITIES                                            ||
  Additions to rental videotapes                        (7,316) ||           (1,874)         (11,925)       (13,756)
  Additions to property and equipment                   (6,368) ||             (649)          (9,088)       (12,904)
  Purchase of partnership interests                       (145) ||                -                -              -
                                                      --------  ||        ---------         --------      ---------
  Net cash used for investing activities               (13,829) ||           (2,523)         (21,013)       (26,660)
                                                      --------  ||        ---------         --------      ---------
                                                                ||
FINANCING ACTIVITIES                                            ||
  Issuance of common stock                                   7  ||                -                -              -
  Principal payments on term debt                       (1,467) ||                -                -              -
  Principal payments on capital lease                           ||
   obligations                                          (4,390) ||                -                -              -
                                                      --------  ||        ---------         --------      ---------
  Net cash used for financing activities                (5,850) ||                -                -              -
                                                      --------  ||        ---------         --------      ---------
REORGANIZATION ACTIVITIES                                       ||
  Cash distribution pursuant to the                             ||
   plan of  reorganization                                   -  ||         (105,381)               -              -
  Repayment of revolving credit loan and                        ||
    secured notes from                                          ||
    proceeds of going-out-of-business                           ||
    sales and sale of assets                                 -  ||                -          (46,330)       (76,300)
  Payment of reclamation claims                              -  ||          (23,961)               -              -
  Decrease in all other liabilities                             ||
   subject to settlement under                                  ||
   reorganization proceedings                                -  ||           (2,076)          (1,256)       (12,655)
  Proceeds from the sale of new common                          ||
   stock                                                     -  ||            9,500                -              -
  Proceeds from sale of assets held for                         ||
   disposition                                               -  ||                -           13,663          3,965
  Debtor-in-possession financing costs                       -  ||              (15)            (172)        (1,923)
                                                      --------  ||        ---------         --------      ---------
  Net cash used for reorganization                              ||
   activities                                                -  ||         (121,933)         (34,095)       (86,913)
                                                      --------  ||        ---------         --------      ---------
                                                                ||
  (Decrease) increase in cash and cash                          ||
   equivalents                                          (3,665) ||         (116,327)          29,056        (87,242)
  Cash and cash equivalents, beginning                          ||
   of period                                           107,930  ||          224,257          195,201        282,443
                                                      --------  ||        ---------         --------      ---------
  Cash and cash equivalents, end of                             ||
   period                                             $104,265  ||        $ 107,930         $224,257      $ 195,201
                                                      ========  ||        =========         ========      =========
                                                                ||
SUPPLEMENTAL INFORMATION                                        ||
------------------------                                        ||
    Interest paid                                     $  9,067  ||        $   4,592         $ 27,989      $  30,621
    Income tax refunds                                   2,669  ||                -              570            228

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------


1.   REORGANIZATION AND BASIS OF PRESENTATION

     In early August 1992 Phar-Mor publicly disclosed that it had discovered a scheme by certain of its senior executives to falsify financial results. The officers believed to be involved were promptly dismissed and are no longer employed by Phar-Mor. A new management team, hired by the Board of Directors, assumed day-to-day management of Phar-Mor. Upon discovery of the fraud, it became apparent that Phar-Mor's explosive growth during the preceding several years had been fueled in part by a systematic scheme to falsify Phar-Mor's financial results and to conceal Phar-Mor's true financial condition. The fraud which was perpetrated by the manipulation of information and override of the system of internal controls by certain of its senior executives, as well as a lack of systems and surrounding controls, masked very substantial losses, created in part by low margins, slow moving merchandise categories, high rentals for the newer and larger stores and operational inefficiencies. By the time Phar-Mor concluded its investigation into the size of the fraud, it determined that cumulative earnings had been overstated by approximately $500,000. In response to the fraud, new management developed and executed a business plan that resulted in closing retail store locations and distribution centers, improved gross margins, reduced operating costs and investment in systems designed to strengthen internal controls and improve management reporting. Additional charges to cumulative earnings of approximately $500,000 resulted from changes in accounting policies and restructuring costs which were recorded as of September 26, 1992
     (See Note 6).

     On August 17, 1992, Phar-Mor, Inc. and its subsidiaries (collectively, the "Company") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until September 11, 1995 the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court").

     On September 11, 1995 (the "Effective Date"), the Company emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on August 29, 1995 by the Bankruptcy Court confirming the Third Amended Joint Plan of Reorganization dated May 25, 1995 ( the "Joint Plan"). Consequently, the Company has applied the reorganization and fresh-start reporting adjustments to the consolidated balance sheet as of September 2, 1995, the closest fiscal month end to the Effective Date.

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
                                                        ---------
                                                       $1,154,959
                                                        =========

2.   FRESH-START REPORTING


     As indicated in Note 1, the Company adopted fresh-start reporting as of September 2, 1995. The Successor Company fresh-start reorganization equity value of $89,500 was determined with the assistance of the financial advisors employed by Phar-Mor. The financial advisors reviewed financial data of Phar-Mor, including financial projections through the fiscal year 1999. The reorganization value of Phar-Mor, net of current liabilities, which was determined to be in a range of $260,000 to $330,000, was based primarily on the following methods of valuation: discounted cash flow analysis using projected five year financial information and a discount rate of 9.8%; market valuation of certain publicly traded companies whose operating businesses were believed to be similar to that of Phar-Mor; review of certain acquisitions of companies whose operating businesses were viewed to be similar to that of Phar-Mor. In addition to these methods of analysis, certain general economic and industry information relevant to the business of Phar-Mor was considered.

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

                                                               =======             =======   ||       ========


     Due to the lack of reliable accounting records referred to in Note 1 and because the adverse business condition which had been concealed by the fraud and embezzlement dictated an assessment as to whether the carrying amount of property and equipment had been overstated, an independent appraisal was undertaken in 1994. The appraisal included the physical inspection of property and equipment at the Company's corporate headquarters, warehouse and selected retail store locations. The appraised value of certain property and equipment was less than the net book value of the assets. Accordingly, the Company recorded a charge of $53,211 to write-down property and equipment as of July 2, 1994. The following is a reconciliation of the net book value of property and equipment and the effects of the write-down:

                                              July 2, 1994
------------------------------------------------------------------------------
                                                                 Lower of
                              Historical                      Appraised or Net
                            Net Book Value    Write-Down         Book Value
                            --------------    ------------    ----------------
Furniture, fixtures
  and equipment              $ 54,935         $ (31,150)          $ 23,785

Building improvements to
 leased property               36,582           (22,061)            14,521

Capital Leases:
  Buildings                    11,201               -               11,201

  Furniture, fixtures
   and equipment               40,850               -               40,850
                             ---------          ---------         ---------
                            $ 143,568         $ (53,211)          $ 90,357

The historical net book value amounts are net of accumulated depreciation and amortization for each caption. Accumulated depreciation and amortization is $0 for each caption for the lower of appraised or net book value amounts.

Also, as a result of the fraudulent reporting described in Note 1, the following types of errors extended to property and equipment:

(1) Journalization of fictitious income via systematic capitalization of non-existent additions to store property and equipment accounts.

(2) Repair and maintenance and short-term equipment rental items which were improperly capitalized.

(3) Landlord reimbursements received in prior years for leasehold improvements, which reimbursements were not credited as a reduction to the related asset account, and in some cases, could not be traced to the accounting records at all.

Adjustments were made in the September 26, 1992 balance sheet for the above known errors. September 26, 1992 was the end of Phar-Mor's first fiscal quarter of fiscal year 1993, the date closest to the dates on which Phar-Mor conducted a physical inventory at its stores and distribution centers following the disclosure of the fraud and the earliest date a consolidated balance sheet could be prepared by new management.

While it is not possible to say with certainty that it was a conscious part of the fraudulent reporting scheme, the conditions which prevented new management from reconstructing the property and equipment records were: 1) incomplete and unreconcilable detailed fixed asset registers or equivalent records (i.e., there was inadequate detail maintained regarding the composition of fixed assets below the general ledger account level); and 2) inadequate documentation to support the acquisition cost of those assets (e.g., lack of invoices, contracts or the like).

Despite the expenditure of substantial resources to locate sufficient underlying documentation to reconstruct those records, Phar-Mor ultimately concluded that it was not possible to determine that the recorded amounts were reflective of the original acquisition cost.

Accordingly, any adjustment that might have been determined to be necessary to adjust to original acquisition cost if reliable records could have been reconstructed would be limited to: 1) the recorded cost of property and equipment; 2) accumulated depreciation thereon; and 3) the related periodic depreciation expense. Note that any adjustment to cost or accumulated depreciation as of September 26, 1992 would have affected those balance sheet line items and retained deficit, but would not have affected subsequent statements of operations beyond the impact on depreciation expense.

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

16.  REORGANIZATION ITEMS AND RELATED RESERVES

     Reorganization items consist of the following:

                                                                   PREDECESSOR COMPANY
                                                 ---------------------------------------------------------
                                                      Nine                Fifty-two           Fifty-three
                                                   weeks ended           weeks ended          weeks ended
                                                 September 2, 1995       July 1, 1995         July 2, 1994
                                                 -----------------       ------------         ------------
     Chapter 11 professional fees                         $ 9,373          $ 17,201            $  17,638
     Amortization of prepetition exclusivity
      income                                                 (283)           (2,572)              (4,161)
     Interest income                                       (2,171)          (10,174)              (6,256)
     Amortization of post-petition credit facility
      origination fees                                         29               646                3,055
     Insurance claim recovery                              (6,650)                -                    -
     Gain on sale of assets held for sale                       -            (7,634)                   -
     Costs of downsizing                                   16,500            53,691               42,963
                                                          -------          --------            ---------
                                                          $16,798          $ 51,158             $ 53,239
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

20.  SUBSEQUENT EVENT

     The Company entered into an Agreement and Plan of Reorganization
     (the "Proposed Transaction") dated September 7, 1996 (as amended and restated as of October 9, 1996) with ShopKo Stores, Inc. (ShopKo), a retailer specializing in prescription and vision benefit management and health decision support services, have agreed to combine the respective companies under Cabot Noble, Inc. ("Cabot Noble") a newly organized Delaware holding company. Under the terms of the Proposed Transaction, each issued and outstanding share of the Company's common stock will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration falls outside a range between $17.25 and $18.00 (based on the average daily closing sale prices of the Company's common stock over a specified 30 day period).

     In connection with the Proposed Transaction, SUPERVALU, INC. ("SuperValu"), which currently owns approximately 46% of the issued and outstanding shares of ShopKo common stock, has entered into an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") with Cabot Noble whereby SuperValu has agreed to sell to Cabot Noble
     90% of the Cabot Noble shares it receives in the Proposed Transaction to Cabot Noble immediately after the Proposed Transaction is completed at $16.86 per share for the ShopKo common stock held by SuperValu prior to the transaction. The Stock Purchase Agreement provides that SuperValu will receive a combination of cash and a short-term note at closing.

     Consummation of the Reorganization is subject to certain conditions, including (a) receipt of financing of at least $75,000, (b) approval by shareholders of ShopKo and the Company, (c) receipt of necessary regulatory approvals, and (d) other conditions to closing customary in transactions of this type.

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



                                     PHAR-MOR, INC.


Date:  November 15, 1996            By: /s/ M.David Schwartz
                                         -----------------------------
                                         M. David Schwartz
                                         President and Chief Operating Officer

Date: November 15, 1996                /s/ Daniel J. O'Leary
                                        ------------------------------
                                        Daniel J. O'Leary
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)


Date: November 15, 1996               /s/ John R. Ficarro
                                       -------------------------------
                                       John R. Ficarro
                                       Senior Vice President, General Counsel
                                       and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 15, 1996                /s/ Robert M. Haft
                                        ----------------------------
                                        Robert M. Haft
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (principal executive officer)


Date: November 15, 1996                 /s/ Abbey J. Butler
                                        ----------------------------
                                        Abbey J. Butler, Director


Date: November 15, 1996                 /s/ Melvyn J. Estrin
                                        ----------------------------
                                        Melvyn J. Estrin, Director


Date: November 15, 1996                /s/ Linda Haft
                                        ----------------------------
                                        Linda Haft, Director


Date: November 15, 1996                /s/ Malcolm T. Hopkins
                                        -----------------------------
                                        Malcolm T. Hopkins, Director


Date: November 15, 1996                /s/ Richard M. McCarthy
                                        -----------------------------
                                        Richard M. McCarthy, Director


Date: November 15, 1996                /s/ Daniel J. O'Leary
                                        ------------------------------
                                        Daniel J. O'Leary
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)

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

***10.5 Employment Agreement between Phar-Mor, Inc. and Robert M. Haft, dated September 11, 1995

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

*10.10    Phar-Mor, Inc. 1995 Stock Incentive Plan

*10.11    Phar-Mor, Inc. 1995 Director Stock Plan

***10.12  Phar-Mor, Inc. 1996 Director Phantom Stock Plan

****10.13 Supply Agreement dated as of August 17, 1992 between Phar-Mor and
          FoxMeyer Drug Company. (Phar-Mor requested confidential treatment of certain portions of this Exhibit 10.13 when it was originally filed, which portions have been so omitted and filed separately with the Securities and Exchange Commission.

***21.1   List of Subsidiaries

***27.1   Financial Data Schedule
-------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995.

** Previously filed in connection with the filing of Amendment No. 1 to Phar-Mor's Form 10, on December 15, 1995.

*** Previously filed in connection with the filing of Amendment No. 2 to Phar-Mor's Annual Report on Form 10-K405, on September __, 1996

**** Previously filed in connection with the filing of Amendment No. 2 to Form 10, on February 1, 1996