Form 10-Q
period 1996-12-28
PHAR MOR INC
filed 1997-02-11
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549


                             FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

     For the quarterly period ended
     December 28, 1996                   Commission File Number 0-27050

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

     For the transition period from               to
                                    ------------     ------------

                                 PHAR-MOR, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                      25-1466309
-------------------------------------------              ----------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 20 Federal Plaza West, Youngstown, Ohio                 44501-0400
--------------------------------------------             ----------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:      (330) 746-6641
                                                          ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES      X     No
                                  -------      ------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             YES     X      No
                                  ------       ------

As of January 13, 1997, 12,157,054 shares of the registrant's common stock were outstanding .

                   PHAR-MOR, INC. AND SUBSIDIARIES

                             FORM 10-Q

               FOR THE QUARTER ENDED DECEMBER 28, 1996


                             I N D E X


                                                                        Page

Part I:  Financial Information

         Condensed Consolidated Balance Sheets of the
         Successor Company as of December 28, 1996 and
         June 29, 1996                                                    3

         Condensed Consolidated Statements of Operations
         of the Successor Company for the Thirteen Weeks
         Ended December 28, 1996 and the Thirteen Weeks
         Ended December 30, 1995                                          4

         Condensed Consolidated Statements of Operations
         of the Successor Company for the Twenty-Six Weeks
         Ended December 28, 1996 and the Seventeen Weeks
         Ended December 30, 1995 and the Predecessor Company
         for the Nine Weeks Ended September 2, 1995                       5

         Condensed Consolidated Statements of Cash Flows of
         the Successor Company for the Twenty-Six Weeks Ended
         December 28, 1996 and the Seventeen Weeks Ended
         December 30, 1995 and the Predecessor Company for the
         Nine Weeks Ended September 2, 1995                               6

         Notes to Condensed Consolidated Financial Statements             7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

Part II: Other Information

         Exhibits and Reports on Form 8-K                                15

                      PHAR-MOR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                                        (Unaudited)
                                                         Successor   Successor
                                                          Company     Company
                                                        -----------  ---------
                                                        December 28,  June 29,
                                                           1996        1996
                                                     -----------    ---------
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                              $ 108,158    $ 104,265
 Accounts receivable - net                                 25,473       20,834
 Merchandise inventories                                  170,352      152,904
 Prepaid expenses and other current assets                  4,620        5,572
                                                        ---------    ---------
    Total current assets                                  308,603      283,575

PROPERTY AND EQUIPMENT - NET                               72,225       66,550
DEFERRED TAX ASSET                                          9,502        9,382
OTHER ASSETS                                                3,943        3,956
                                                        ----------   ---------
    Total assets                                        $  394,273   $ 363,463
                                                        ----------   ---------
                                                        ----------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                       $   88,756   $  46,010
 Related party accounts payable                                 -        7,751
 Accrued expenses and other current liabilities             40,267      37,291
 Reserve for costs of rightsizing program                    2,581       3,451
 Current portion of long-term debt and
  capital lease obligations                                  8,074       8,922
                                                        ----------   ---------
    Total current liabilities                              139,678     103,425

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               145,334     149,163
LONG-TERM SELF INSURANCE RESERVES                            7,524       7,226
DEFERRED RENT AND UNFAVORABLE LEASE
 LIABILITY - NET                                            11,912      11,081
                                                        ----------   ---------
    Total liabilities                                      304,448     270,895
                                                        ----------   ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                             535         535
STOCKHOLDERS' EQUITY:
 Preferred stock                                                 -           -
 Common stock                                                  122         122
 Additional paid-in capital                                 89,385      89,385
 Retained earnings (deficit)                                  (217)      2,526
                                                        ----------   ---------
    Total stockholders' equity                              89,290      92,033
                                                        ----------   ---------
    Total liabilities and stockholders' equity          $  394,273   $ 363,463
                                                        ----------   ---------
                                                        ----------   ---------

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PHAR-MOR, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                        Successor          Successor
                                         Company            Company
                                     ----------------    -----------------
                                        Thirteen            Thirteen
                                       Weeks Ended        Weeks Ended
                                     December 28, 1996  December 30, 1995
                                     -----------------  -----------------
Sales                                   $   290,933        $   284,318

Less:
 Cost of goods sold, including
  occupancy and distribution costs          235,943            231,533
 Selling, general and administrative
    expenses                                 43,644             39,481
 ShopKo business combination expenses         2,185                  -
 Depreciation and amortization                5,339              4,538
                                        -----------        -----------
 Income from operations before
   interest expense and income taxes          3,822              8,766
 Interest expense -  net                      2,906              2,800
                                        -----------        -----------
 Income before income taxes                     916              5,966
 Income tax provision                         1,464              2,388
                                        -----------        -----------
 Net income (loss)                      $      (548)       $     3,578
                                        -----------        -----------
                                        -----------        -----------
Net income (loss) per common share      $      (.05)       $       .29
                                        -----------        -----------
                                        -----------        -----------
Weighted average number of common
    shares outstanding                   12,157,054         12,156,250
                                        -----------         ----------
                                        -----------         ----------

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                       PHAR-MOR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)


                                 (Unaudited)     (Unaudited)
                                  Successor       Successor       Predecessor
                                   Company         Company          Company
                                -------------   --------------   -------------
                                 Twenty-six       Seventeen           Nine
                                Weeks Ended      Weeks Ended      Weeks Ended
                                December 28,     December 30,     September 2,
                                    1996            1995              1995
                                    ----            ----              ----
                                                                |
                                                                |
Sales                            $    555,484    $   357,195    | $   181,968
                                                                |
Less:                                                           |
Cost of goods sold, including                                   |
  occupancy and distribution                                    |
  costs                               455,034        290,376    |     147,124
 Selling, general and                                           |
   administrative expenses             84,916         51,745    |      27,057
 ShopKo business combination                                    |
   expenses                             2,185              -    |           -
 Depreciation and amortization         10,247          5,759    |       3,732
                                  -----------     ----------    |  ----------
Income from operations before                                   |
  interest expense, reorganization                              |
  items, fresh-start revaluation,                               |
  income taxes and extraordinary                                |
  item                                  3,102          9,315    |       4,055
Interest expense - net                  5,845          3,203    |       5,689
                                   ----------      ---------    |   ---------
                                                                |
Income (loss) before                                            |
  reorganization items, fresh-start                             |
  revaluation, income taxes and                                 |
  extraordinary item                   (2,743)         6,112    |      (1,634)
Reorganization items                        -              -    |     (16,798)
Fresh-start revaluation                     -              -    |       8,043
                                   ----------      ---------    |   ---------
                                                                |
Income (loss) before income taxes                               |
  and extraordinary item               (2,743)         6,112    |     (10,389)
Income tax provision (benefit)              -          2,446    |           -
                                   ----------      ---------    |    ---------
Income (loss) before                                            |
  extraordinary item                   (2,743)         3,666    |     (10,389)
Extraordinary item -                                            |
  gain on debt discharge                    -              -    |      775,073
                                   ----------      ---------    |    ---------
Net income (loss)                $     (2,743)   $     3,666    | $    764,684
                                   -----------     ---------    |    ---------
Net income (loss) per                                           |
  common share:                                                 |
 Income (loss) before                                           |
  extraordinary item             $       (.23)   $       .30    | $      (.19)
 Extraordinary item                         -              -    |       14.33
                                   -----------     ---------    |   ----------
 Net income (loss)               $       (.23)   $       .30    | $     14.14
                                   -----------     ---------    |   ----------
                                   -----------     ---------    |   ----------
Weighted average number of                                      |
 common shares outstanding         12,157,054     12,156,250    |   54,066,463
                                   ----------     ----------    |   ----------
                                   ----------     ----------    |   ----------

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                 (Unaudited)     (Unaudited)
                                  Successor       Successor       Predecessor
                                   Company         Company          Company
                                -------------   --------------   -------------
                                 Twenty-six       Seventeen           Nine
                                Weeks Ended      Weeks Ended      Weeks Ended
                                December 28,     December 30,     September 2,
                                    1996            1995              1995
                                    ----            ----              ----
                                                                |
OPERATING ACTIVITIES                                            |
 Net income (loss)               $     (2,743)   $      3,666   | $   764,684
                                                                |
 Adjustments to reconcile net                                   |
   income (loss) to net cash                                    |
   provided by operating                                        |
   activities:                                                  |
 Items not requiring the outlay                                 |
   of cash:                                                     |
  Extraordinary gain on debt                                    |
   discharge                                -               -   |    (775,073)
  Fresh-start revaluation                   -               -   |      (8,043)
  Noncash charges included in                                   |
   reorganization items                     -               -   |      16,500
  Depreciation                          5,753           3,403   |       2,388
  Amortization of video rental                                  |
   tapes                                4,494           2,357   |       1,333
  Amortization of deferred                                      |
   financing costs                        198             217   |          73
  Deferred income taxes                  (120)          2,282   |           -
  Deferred rent                           831             340   |         (89)
 Changes in assets and                                          |
   liabilities:                                                 |
  Accounts receivable                  (4,639)          2,525   |      11,997
  Merchandise inventories             (17,196)         14,071   |      (6,922)
  Prepaid expenses                        952           1,024   |       2,441
  Other assets                           (208)           (221)  |         449
  Accounts payable and related                                  |
   party accounts payable              34,995          11,362   |      (8,865)
  Accrued expenses and other                                    |
   current liabilities                  3,277          (5,800)  |       6,706
  Reserve for costs of                                          |
   rightsizing program                   (870)         (2,117)  |         550
                                 -------------   -------------  | -----------
 Net cash provided by                                           |
   operating activities                24,724          33,109   |       8,129
                                 -------------   -------------  | -----------
                                                                |
INVESTING ACTIVITIES                                            |
 Additions to rental videotapes        (4,723)         (2,641)  |      (1,874)
 Additions to property and                                      |
   equipment                          (11,431)         (1,780)  |        (649)
 Purchase of partnership                                        |
   interests                                -             (145) |            -
                                 ------------    -------------- | ------------
 Net cash used for investing                                    |
   activities                         (16,154)          (4,566) |      (2,523)
                                 ------------    -------------- | ------------
FINANCING ACTIVITIES                                            |
 Principal payments on long-term                                |
   debt                                (1,734)            (339) |            -
 Principal payments on capital                                  |
   lease obligations                   (2,943)          (1,863) |            -
                                 -------------   -------------- | ------------
 Net cash used for financing                                    |
   activities                          (4,677)          (2,202) |            -
                                 -------------   -------------- | ------------
REORGANIZATION ACTIVITIES                                       |
 Cash distribution pursuant                                     |
  to the plan of reorganization             -                -  |    (105,381)
 Payment of reclamation claims              -                -  |     (23,961)
 Decrease in all other                                          |
  liabilities subject to                                        |
  settlement under                                              |
  reorganization proceedings                -                -  |      (2,076)
 Proceeds from the sale of new                                  |
  common stock                              -                -  |       9,500
 Debtor-in-possession financing                                 |
  costs                                     -                -  |         (15)
                                 ------------    -------------  | ------------
 Net cash used for                                              |
  reorganization activities                 -                -  |    (121,933)
                                 ------------    -------------  | ------------
 Increase (decrease) in cash                                    |
  and cash equivalents                  3,893            26,341 |    (116,327)
 Cash and cash equivalents,                                     |
  beginning of period                 104,265           107,930 |     224,257
                                 ------------    -------------- | -----------
 Cash and cash equivalents,                                     |
  end of period                  $    108,158     $     134,271 | $   107,930
                                 ------------     ------------- | -----------
                                 ------------     ------------- | -----------

           The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
------------------------------------------------------------------------------

1.     PROPOSED BUSINESS COMBINATION
       Phar-Mor, Inc. (together with its subsidiaries, the "Company") entered into an Agreement and Plan of Reorganization dated September 7, 1996 (as amended as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo"), a retailer specializing in prescription and vision benefit management and health decision support services, to combine the respective companies under Cabot Noble, Inc. ("Cabot Noble"), a newly organized Delaware holding company (the "Proposed Transaction"). Under the terms of the Proposed Transaction, each issued and outstanding share of the Company's common stock will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration falls outside a range between $17.25 and $18.00 per share of ShopKo common stock (based on the average daily closing sale prices of the Company's common stock over a specified 30 day period).

       In connection with the Proposed Transaction, SUPERVALU INC. ("SuperValu"), which currently owns approximately 46% of the issued and outstanding shares of ShopKo common stock, has entered into an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") with Cabot Noble whereby SuperValu has agreed to sell 90% of the Cabot Noble shares it receives in the Proposed Transaction to Cabot Noble immediately after the Proposed Transaction is completed at an aggregate amount equivalent to $16.86 per share of ShopKo common stock held by SuperValu prior to the Proposed Transaction.

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

       Reference should be made to Cabot Noble's Registration Statement on Form S-4, and amendment No. 1 thereto, (SEC Registration No. 333-14051) for additional disclosures and pro forma financial information relating to the Proposed Transaction.

2.     BASIS OF PRESENTATION
       The accompanying unaudited interim condensed consolidated
       financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, these interim
       financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  Reference should be made to the
       Company's Annual Report on Form 10-K (as amended on November 18, 1996)
       for the fiscal year ended June 29, 1996 for additional disclosures, including a summary of the Company's accounting policies, which have not changed.  Operating results for the twenty-six weeks ended December
       28, 1996 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 28, 1997.

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

5.     BUSINESS COMBINATION EXPENSES
       The Proposed Transaction will be accounted for as a purchase of Phar-Mor by ShopKo. Therefore all business combination expenses of Phar-Mor must be expensed as they are incurred.

       The Condensed Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended December 28, 1996 have been charged with $2,185 of business combination expenses that have been either paid for or billed to Phar-Mor, Inc. and its wholly owned subsidiary, Cabot Noble, Inc. Management believes that $1,777 of these transaction expenses are "common" expenses and should be shared on an equitable basis with ShopKo. Although the parties have not reached agreement on the specific allocation of these expenses, the parties are currently negotiating a cost-sharing arrangement with respect to these expenses, which would include reimbursement by ShopKo to the Company of certain of these expenses paid or incurred by the Company to date.

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

       UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
              Twenty-six weeks ended December 30, 1995
                (In thousands, except per share data)

                 Successor     Predecessor
                       ---------     -----------                              Pro Forma
                       Seventeen        Nine                                 Twenty-six
                      weeks ended    weeks ended     Pro Forma Adjustments  weeks ended
                      December 30,   September 2,        per Note           December 30,
                         1995           1995       ----------------------        1995
                         -----          -----             (1)         (2)       ----
Sales                  $357,195  |    $181,968         -             -          $539,163
                                 |
Less:                            |
 Cost of goods sold,             |
  including occupancy            |
  and distribution               |
  costs                 290,376  |     147,124     $   (101)         -           437,399
 Selling, general and            |
  administrative                 |
  expenses               51,745  |      27,057            -          -            78,802
 Depreciation and                |
  amortization            5,759  |       3,732            -      $(304)(a)         9,187
                       --------  |    --------     --------      -------         -------
                                 |
Income from operations           |
 before interest                 |
 expense,                        |
 reorganization items,           |
 fresh-start revaluation,        |
 income taxes and                |
 extraordinary item       9,315  |       4,055          101        304            13,775
                                 |
Interest expense - net    3,203  |       5,689          164     (2,731)(b)         6,325
                       --------  |    --------      -------     -------           ------
                                 |
Income (loss) before             |
 reorganization items,           |
 fresh-start revaluation,        |
 income taxes and                |
 extraordinary item       6,112  |      (1,634)         (63)     3,035             7,450
                                 |
Reorganization items          -  |     (16,798)           -     16,798(c)              -
Fresh-start revaluation       -  |       8,043            -     (8,043)(c)             -
                         ------  |     --------      ------     -------           -------
                                 |
Income (loss) before             |
 income taxes and                |
 extraordinary item       6,112  |     (10,389)         (63)    11,790             7,450
                                 |
Income tax provision      2,446  |           -             -       536(d)          2,982
                        -------  |     --------       -------   ------             -----
                                 |
Income (loss) before             |
 extraordinary item       3,666  |     (10,389)         (63)    11,254             4,468
                                 |
Extraordinary item -             |
 gain on debt discharge       -  |     775,073            -   (775,073)(c)             -
                         ------- |   ----------       ------  ---------           ------
Net income               $3,666  |    $764,684         $(63) $(763,819)           $4,468
                         ------- |   ----------       ------  ---------           ------
                         ------- |   ----------       ------  ---------           ------
                                 |
Net income per common share                                                        $0.37
                                                                                   -----
                                                                                   -----
/TABLE

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

PHAR-MOR, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company adopted the principles of fresh-start reporting as of the Effective Date to reflect the impact of the reorganization upon the Company's emergence from bankruptcy. As a result of the application of fresh-start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the Effective Date will not necessarily be comparable to those prior to the Effective Date.

     The Company's results of operations and financial condition reflect the impact of the recapitalization effected pursuant to the Joint Plan and the consolidation of operations following August 17, 1992 (the "Petition Date").

     The Company significantly restructured its debt obligations. The Company converted approximately $855 million of debt obligations to equity, obtained a $9.5 million net cash equity infusion, and entered into a new revolving credit facility. See "Financial Condition and Liquidity" below.

     In addition, since August 1992, the Company has put in place a series of programs designed to reduce its expense structure and improve its operations. These programs resulted in the closing of 209 stores and three warehouses, the elimination of 75% of corporate level staff positions and the implementation of three major information system improvements.

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

NEW MARKETING APPROACH AND STORE REMODEL PROGRAM

Comparable store sales decreased 5.9% in fiscal year 1994, 4.5% in fiscal year 1995 and 7.3% for the first six months of fiscal 1996. On January 14, 1996, the Company launched a new marketing approach which included price reductions on over 3,000 items, adopted an "everyday low price" strategy on substantially all products and increased advertising by increasing the frequency and number of pages of circulars. The new marketing approach has been well received by customers and as a result the negative sales trend has been reversed. Comparable store sales increased 3.0% for the first six months of fiscal 1997. The Company intends to continue its new marketing approach while increasing profitability by lowering advertising expenditures, reducing or eliminating certain promotional discount programs and managing retail prices on selected items based upon competitive positioning.

During the first six months of fiscal 1997 the Company completed the remodeling of two stores to the Company's new drug store prototype and completed the remodeling of four stores to the Company's new "club store" prototype. Approximately $1.4 million in additional selling, general and administrative expenses were incurred in these stores for advertising and additional wages during the first six months of fiscal 1997. The Company believes that this additional expenditure is required to reintroduce these stores to its customer base in order to increase its market share and compete effectively. Sales for the six remodeled stores increased 16.5% in December 1996 over the comparable period in fiscal 1996 as compared to a 1.0% December comparable store sales increase for the total chain. After the initial six month reintroduction period the Company plans to reduce selling, general and administrative expenditures to normal levels. The Company plans to remodel four additional stores by the end of the current fiscal year.

Although there can be no assurance, management believes that the Company now is in a position to enhance future profitability. Management also believes that additional gains may be realized through further reduction of expenses and refinement of the Company's business operations.

The Company entered into an Agreement and Plan of Reorganization with ShopKo dated September 7, 1996 (as amended as of October 9, 1996) concerning the Proposed Transaction (see Note 1 of Notes to Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS (ALL DOLLAR AMOUNTS IN THOUSANDS)

Thirteen Weeks Ended December 28, 1996 versus
    Thirteen Weeks Ended December 30, 1995

Total Sales for the second quarter of fiscal 1997 increased 2.3% compared to the second quarter of fiscal 1996. The Company opened a new store in Oxford Valley, Pennsylvania (a Philadelphia, Pennsylvania suburb) on December 1, 1996. This is the first new store opened by the Company since September of 1992. Comparable store sales for the second quarter of fiscal 1997 increased 2.0% to $289,906 from $284,318 for the same period in the prior year. Comparable store sales are based on those stores (102) which were open more than one year as of the beginning of the period. The comparable store sales increases (decreases) for the 13 week period, by product category, were as follows:

                                                  Percentage of increase
                                               (decrease) for the 13 weeks
                                                 ended December 28, 1996
                                                   compared to the same
                                                 period in the prior year
                                            -------------------------------
     Drug Store:
        Includes health & beauty care
        products, cosmetics, greeting cards,
        seasonal goods and other general
        merchandise                                    (0.8%) (a)

    Consumables:
        Includes grocery, snacks, beer, wine,
        tobacco and soft drinks                         8.8%

    Pharmacy:
        Includes prescription drugs                     6.3%

    Video, music and video rentals                    (29.6%) (b)
    Total                                               2.0%
    ------------------------------------------------------------------------
    (a)   The decrease in this category is a result of discontinuing approximately 9,700 slower moving items from this category.
    (b)   The decrease in this category is a result of the Company changing its music business in the prior period from a music department designed to compete with full assortment music retailers to one offering limited assortment of seasonal and promotional music merchandise.  During the comparable period of the prior year, the
          Company conducted clearance sales to facilitate this change.

Cost of sales was 81.1% of sales for the second quarter of fiscal 1997 compared to 81.4% for the corresponding period in fiscal 1996, a 0.3% of sales decrease. The decrease was due to reductions in inventory shrinkage, warehouse expense and promotional expense partially offset by lower product gross margins.

Selling, general and administrative expenses as a percentage of sales was 15.0% for the second quarter of fiscal 1997 compared to 13.9% for the corresponding period in fiscal 1996 a 1.1% of sales increase. The increase is the result of increased advertising associated with the Company's new marketing plan, increased advertising and store payroll in remodeled stores, preopening costs associated with the opening of a new store in December and increases in corporate benefit expense as a result of the Company's proposed merger.

The Company recorded $2,185 in expense related to the proposed business combination with ShopKo and Cabot Noble during the second quarter of fiscal 1997. Management believes that $1,777 of these transaction expenses are "common" expenses and should be shared on an equitable basis with ShopKo. Although the parties have not reached agreement on the specific allocation of these expenses, the parties are currently negotiating a cost-sharing arrangement with respect to these expenses, which would include reimbursement by ShopKo to the Company of certain of these expenses paid or incurred by the Company to date.

Depreciation and amortization expense was $5,339 for the second quarter of fiscal 1997 compared to $4,538 for the corresponding period in fiscal 1996, an increase of $801. The increase is the result of depreciation on capital expenditures made since the first quarter of fiscal 1996.

Income tax expense was $1,464 for the second quarter of fiscal 1997 compared to $2,388 for the corresponding period in fiscal 1996, a decrease of $924. The Company reversed the income tax benefit recorded in the first quarter of fiscal 1997 as a result of lower than planned earnings and the expectation that additional business combination expenses will cause it to incur a loss for the fiscal year.

Twenty-six Weeks Ended December 28, 1996 versus
    Pro Forma Twenty-six Weeks Ended December 30, 1995

To facilitate a meaningful comparison of the Company's fiscal 1997 and 1996 operating performance, the following discussions of results of operations on a consolidated basis are presented using the Unaudited Pro Forma Consolidated Statement of Operations (see Note 6 of Notes to Condensed Consolidated Financial Statements). Consequently, the information presented below does not reflect the twenty-six weeks ended December 30, 1995 as it is presented in the Condensed Consolidated Statements of Operations.

Sales for the first half of fiscal 1997 increased 3.0% compared to the first half of fiscal 1996 primarily due to the Company's new marketing approach, which was launched January 14, 1996. Comparable store sales for the first half of fiscal 1997 increased 2.8% to $554,457 from $539,163 for the same period last year.

Cost of sales as a percentage of sales was 81.9% for the first half of fiscal 1997 compared to 81.1% for the first half of fiscal 1996, a 0.8% of sales increase. This increase is primarily due to lower product margins resulting from the Company's new everyday low price marketing plan.

Selling, general and administrative expenses as a percentage of sales was 15.3% for the first half of fiscal 1997 compared to 14.6% for the first half of fiscal 1996. This increase is primarily due to increased advertising associated with the Company's new marketing plan, increased advertising and store payroll in remodeled stores and preopening costs associated with the opening of a new store in December.

The Company recorded $2,185 in expense related to the proposed business combination with ShopKo and Cabot Noble during the second quarter of fiscal 1997. Management believes that $1,777 of these transaction expenses are "common" expenses and should be shared on an equitable basis with ShopKo. Although the parties have not reached agreement on the specific allocation of these expenses, the parties are currently negotiating a cost-sharing arrangement with respect to these expenses, which would include reimbursement by ShopKo to the Company of certain of these expenses paid or incurred by the Company to date.

Depreciation and amortization expense was $10,247 for the first half of fiscal 1997 compared to $9,187 for the first half of fiscal 1996, an increase of $1,060. The increase is the result of depreciation on capital expenditures made since the first quarter of fiscal 1996.

There was net interest expense of $5,845 for the first half of fiscal 1997 compared to net interest expense of $6,325 for the first half of fiscal 1996, a $480 decrease. The decrease in interest expense is primarily due to an increase in interest income for the first half of fiscal 1997. The pro forma fiscal 1996 results assumed the Company would not have earned any interest income prior to its emergence from bankruptcy in September 1995.


FINANCIAL CONDITION AND LIQUIDITY (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company's cash position as of December 28, 1996 was $108,158. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Borrowings under the Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time may be used for standby and documentary letters of credit. The Facility includes restrictions on, among other things, additional debt, capital expenditures, investments, dividends and other distributions, mergers and acquisitions, and contains covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test. As of the date hereof, the Company believes it is in compliance with all such financial covenants.

Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory. Advances made under the Facility bear interest at the BankAmerica reference rate plus 1/2% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranges between 1.50% and 2.00%. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees. As of December 28, 1996, there were outstanding under the Facility letters of credit totaling $5,282. The Facility expires on August 30, 1998.

TWENTY-SIX WEEKS ENDED DECEMBER 28, 1996

During the twenty-six weeks ended December 28, 1996, the Company's cash position increased by $3,893. Net cash provided from operating activities was $24,724. The major sources of cash from operating activities were depreciation and amortization of $10,247 and an increase in accounts payable of $34,995, which were partially offset by an increase in merchandise inventories of $17,196 and an increase in accounts receivable of $4,639.

Capital expenditures of $11,431 and additions to video rental tapes of $4,723 were paid for with funds from operations and the Company's excess cash position.

Net cash used for financing activities of $4,677 consists of principal payments on lease obligations of $2,943 and principal payments on long term debt of $1,734.

PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            2.1*   -   First Amendment to the Agreement and Plan of
                       Reorganization dated as of October 9, 1996 by and among Phar-Mor, Inc., ShopKo Stores, Inc. and Cabot Noble,
                       Inc. (with Exhibit B thereto).

           10.1*  -    Amended and Restated Stock Purchase Agreement dated as
                       of September 7, 1996 by and between  Cabot Noble, Inc.,
                       SUPERVALU INC. and Supermarket Operators of America,
                       Inc., as amended and restated on October 9, 1996 (with
                       Exhibit C thereto).

           27     -    Financial Data Schedule

           99.1*  -    Press Release dated October 11, 1996.

           99.2** -    Press Release dated December 19, 1996.
------------------------------------------------------------------------------
* Incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1996.
** Incorporated by reference to the Company's Current Report on Form 8-K dated December 18, 1996.


       (b) Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 28, 1996:

       DATE OF REPORT         DATE OF FILING        DESCRIPTION
       --------------         --------------        -----------

       October 11, 1996       October 16, 1996   Amended Agreement and Plan
                                                 of Reorganization by and
                                                 among the Company, ShopKo
                                                 Stores, Inc. and Cabot Noble,
                                                 Inc.

      December 18, 1996       December 20, 1996  Exercise by FoxMeyer Health
                                                 Corporation of buy-sell
                                                 provisions of Hamilton
                                                 Morgan, LLC Operating
                                                 Agreement.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PHAR-MOR, INC.


Date:  February 11, 1997               By:   /s/ M. David Schwartz

                                         --------------------------
                                               M. David Schwartz
                                               President and Chief
                                               Operating Officer


Date:  February 11, 1997              By:   /s/ Daniel J. O'Leary

                                        ---------------------------
                                              Daniel J. O'Leary
                                              Senior Vice President and
                                              Chief Financial Officer


Date:  February 11, 1997              By:   /s/ John R. Ficarro

                                        -----------------------------
                                              John R. Ficarro
                                              Senior Vice President,
                                              Secretary and General Counsel

                             PHAR-MOR, INC.
                                Form 10Q

                              Exhibit Index
                              -------------


Exhibit                                                             Sequential
Number                            Exhibit                              Page
------                            -------                           ----------

2.1*   -     First Amendment to the Agreement and Plan of               *
             Reorganization dated as of October 9, 1996 by and among Phar-Mor, Inc., ShopKo Stores, Inc. and Cabot
             Noble, Inc. (with Exhibit B thereto).

10.1*  -     Amended and Restated Stock Purchase Agreement dated        *
             as of September 7, 1996 by and between Cabot Noble, Inc., SUPERVALU INC. and Supermarket Operators of
             America, Inc., as amended and restated on October 9, 1996 (with Exhibit C thereto).

27     -    Financial Data Schedule                                    18

99.1*  -    Press Release dated October 11, 1996.                       *

99.2** -    Press Release dated December 19, 1996.                     **

------------------------------------------------------------------------------
* Incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1996.
** Incorporated by reference to the Company's Current Report on Form 8-K dated December 18, 1996.