Form 10-K405/A
period 1996-06-29
PHAR MOR INC
filed 1997-03-27
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        FORM 10-K405/A2

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

      Under the terms of the Reorganization Agreement, each issued and outstanding share of Phar-Mor common stock ("Common Stock") will be exchanged for one share of Cabot Noble common stock. Each issued and outstanding share of ShopKo common stock will be exchanged for 2.4 shares of Cabot Noble common stock, subject to adjustment in the event the value of the exchange consideration would otherwise fall outside a range between $17.25 and $18.00 per ShopKo share (based on the average daily closing sale prices of the Phar-Mor Common Stock over a specified 30-day period).

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

     In connection with the Proposed Transaction, it is anticipated that certain operational and administrative aspects of Phar-Mor and ShopKo will be integrated and/or combined in an effort to realize savings from reductions in corporate overhead and selling, general and administrative efficiencies and economies of scale. Moreover, it is likely that the Proposed Transaction would result in certain adjustments or modifications in the respective business plans and strategies of Phar-Mor and ShopKo. The Company is currently reviewing and reconsidering all aspects of its operations, administration, plans and strategy in order to facilitate the Proposed Transaction. Accordingly, the information contained in this report on Form 10-K, including, without limitation, the anticipated amount or timing of future capital expenditures and other investments and the purposes therefor, planned store openings, remodelings or rightsizing and expected methods of operation may change if the Proposed Transaction is consummated. However, no such changes have been made or plans developed and there can be no assurance that the Proposed Transaction will be consummated.

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

     The Company has completed remodeling two stores: Bethel Park and Allentown, Pennsylvania. The Bethel Park store was completed in May 1996 and the Allentown store was completed in June 1996. Each store has shown increased sales and gross profit versus fiscal 1995 since the stores were remodeled and redesigned. In addition, the Company is in the process of remodeling and redesigning two stores located in New Philadelphia, Ohio and West Palm Beach, Florida.

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
Income (loss) from               |
continuing operations   2,526    |   (10,389)(a)         (53,144)(c)  (142,763)(d)
(82,179)(e)                      |
Income (loss) per                |
share from continuing            |
operations                .21    |      (.19)               (.98)      (2.64)          (1.52)


                        As of           As of            As of          As of         As of
                   June 29, 1996  September 2, 1995  July 1, 1995  July 2,1994   June 26,1993
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



----------------------------------------------------------------------------------------------

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

     In addition, since August 1992, the Company has put in place a series of programs that are designed to reduce its expense structure and improve its operations. These programs resulted in the closing of 209 stores and three warehouses, the elimination of 75% of corporate level staff and the implementation of three major information system improvements. See "Item 1. BUSINESS."

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

                                          Fiscal Year Ended
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

     The historical results of operations exclude the results of the 25 stores closed in fiscal 1995 (as part of the Company's restructuring) after the date their closing was decided (July 2, 1994) and the results of 41 stores closed in fiscal 1996 (also part of the Company's restructuring) after the date their closing was decided (May 6, 1995).

     The Company's results of operations for the forty-three weeks ended June 29, 1996 are not comparable to its results of operations for prior periods due to the Company's adoption of fresh-start reporting as of September 2, 1995 (see Note 2 to the Consolidated Financial Statements). For the purposes of the following discussion, the following pro forma results of operations for the fifty-two weeks ended June 29, 1996 (fiscal 1996) and the fifty-two weeks ended July 1, 1995 (fiscal 1995) will be compared.

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

     RESULTS FOR THE 43 WEEKS ENDED JUNE 29, 1996 (ALL DOLLAR AMOUNTS IN THOUSANDS)

     The Company emerged from bankruptcy on September 11, 1995 operating 102 stores in 18 states.

     On January 14, 1996, the Company launched a new marketing approach which included retail price reductions on over 3,000 items and additional advertising. Sales improved during the six months ended June 29, 1996 as a result of the new marketing approach. Comparable store sales increased .04% in the fourth quarter of fiscal 1996 compared with the same period in the prior year, and increased 2.96% for the fiscal month of June 1996 (the four weeks ended June 29, 1996) compared to the same period of the prior year.

     Sales and gross margins by product type for the forty-three weeks ended June 29, 1996 were as follows:
                                                            Percentage
                                         Percentage         of Total
                                          of Total        Product Gross
                                           Sales              Margin
                                        ------------     --------------
Drug Store:
     Includes health & beauty care
     products, cosmetics, greeting
     cards, seasonal goods and other
     general merchandise...............     45%                 53.2%
Consumables:
     Includes grocery, snacks, beer,
     wine, tobacco and soft drinks.....     27%                 14.5%
Pharmacy:
     Includes prescription drugs........    25%                 23.7%
Video, music and video rentals..........     3%                  8.6%
                                          -----                 -----
Total...................................   100%                100.0%

For the 43 weeks ended June 29, 1996 other items included in cost of goods sold (warehouse and transportation costs, cash discounts, inventory shrink, promotional discounts and vendor rebates and promotional allowances) totaled
 .8% of sales. Gross margin is also reduced by store occupancy costs which were 4.0% of sales for the period.

     Selling, general and administrative expenses were 14.1% of sales for the forty-three weeks ended June 29, 1996. The Company continued to be effective at increasing employee productivity and as a result store wages and benefits were the same percentage of sales as the prior year, despite a 3.8% sales decline from the same period of the prior year. Increases in advertising expenses to support the Company's new marketing approach were more than offset by a 16.4% reduction in corporate overhead costs.

     The Company earned $8,614 in interest income during the period, $3,135 of which was interest received on federal income tax refunds.

     RESULTS FOR THE 52 WEEKS ENDED JULY 1, 1995 (FISCAL 1995) COMPARED TO 53 WEEKS ENDED JULY 2, 1994 (FISCAL 1994) (ALL DOLLAR AMOUNTS IN THOUSANDS)

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


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company who served in those capacities as of June 29, 1996 and an officer who would have been among the four most highly compensated executive officers had he been an executive officer at fiscal year-end (the "Named Officers").

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

      Except as otherwise indicated in the foregoing table, the Options granted under the Phar-Mor, Inc. 1995 Stock Incentive Plan vested with respect to 20% of the underlying shares on each of the effective date of the Plan of Reorganization and the first anniversary of such date, and will vest in additional increments of 20% of the underlying shares (subject to adjustment) on each of the succeeding three anniversaries of such date. All Options under the Phar-Mor, Inc. 1995 Stock Incentive Plan (except for those held by Mr.
Haft) will be subject to early termination within periods of up to one year (depending on the cause of a termination of service) after the effective date of a termination of service under the Phar-Mor, Inc. 1995 Stock Incentive Plan or (if applicable) the expiration date under an applicable employment agreement. Except for Mr. Haft, (i) to the extent then not vested, the Options will terminate and (ii) to the extent then vested, they may be exercised within one year following the death or disability of the holder of the option, and within six months following any other termination event, except where a termination by Phar-Mor is for cause, in which case the options then will terminate. In addition to the Options, the Phar-Mor, Inc. 1995 Stock Incentive Plan authorizes the issuance of options to purchase an additional 24,083 shares, plus any shares that become available on the expiration, cancellation or early termination of the Options.

     Mr. Haft's employment and option agreements provide for acceleration of vesting upon a termination by the Company (other than for cause) and for extended post-termination exercise periods ranging from six to eighteen months (but in certain events not less than 4-1/2 years after the effective date of the Plan of Reorganization) depending on the reason for termination.

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

     POTENTIAL CHANGES IN CONTROL. Hamilton Morgan owns directly 3,750,000 shares of Common Stock representing 30.8% of the issued and outstanding shares of Common Stock as of September 13, 1996. Pursuant to the terms of the Hamilton Morgan LLC Agreement, all of such shares may be voted with the consent of Hamilton Morgan's members. Accordingly, each of FoxMeyer Health Corporation and Mr. Haft currently have shared voting power with respect to all such shares. If Mr. Haft and FoxMeyer Health Corporation disagree on how to vote these shares, the shares are not voted. Pursuant to the Hamilton Morgan LLC Agreement, from and after May 1, 1996, either member of Hamilton Morgan may offer to buy from, and sell to, the other member its membership interest in Hamilton Morgan. Upon the occurrence of such a sale or purchase, the purchasing member would obtain sole voting power over the 3,750,000 share sof Common Stock held by Hamilton Morgan. However, in the event of such a sale or purchase, the proxies granted by FoxMeyer Health Corporation and Mr. Haft to Hamilton Morgan with respect to the Proxy Shares would terminate, and sole voting power with respect to such shares would revert to the grantor of the proxy.

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F - 8


SCHEDULE II                                                             F - 26


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phar-Mor, Inc.:

     We have audited the accompanying consolidated balance sheets of Phar-Mar, Inc. and subsidiaries ("Phar-Mor") as of June 29, 1996 and September 2, 1995 (Successor Phar-Mor balance sheets) and July 1, 1995 (Predecessor Phar-Mor balance sheet), and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the forty-three weeks ended June 29, 1996 (Successor Phar-Mor operations), the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 (Predecessor Phar-Mor operations). Our audits also included financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of Phar-Mor, Inc.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   As discussed in Note 1 to the financial statements, in August 1992, the Board of Directors of Phar-Mor disclosed that a fraud and embezzlement of Phar-Mor's assets, which had been concealed for a period of years by falsification of the accounting records, had been discovered. As a result, and as discussed in Notes 1 and 6, reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment were not available; accordingly, we were not able to complete our auditing procedures relating to property and equipment and depreciation and amortization related thereto for the nine weeks ended September 2, 1995 and as of and for the fifty-two weeks ended July 1, 1995, and for the fifty-three weeks ended July 2, 1994. As discussed in Note 6, for the fifty-three weeks ended July 2, 1994 Phar-Mor recorded a $53,211,000 write down of its property and equipment based upon an independent appraisal. It is not possible to determine whether the aggregate amount of property and equipment at July 1, 1995 is greater than the original acquisition cost of such assets less accumulated depreciation and amortization.

     In our opinion, except for the effect of any adjustments that might have been determined to be necessary had reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment been available, the consolidated financial statements of Predecessor Phar-Mor referred to above present fairly, in all material respects, the financial position of Predecessor Phar-Mor as of July 1, 1995 and the results of its operations and its cash flows for the nine weeks ended September 2, 1995, the fifty-two weeks ended July 1, 1995 and the fifty-three weeks ended July 2, 1994 in conformity with generally accepted accounting principles.

     In our opinion, the consolidated financial statements of Successor Phar-Mor referred to above present fairly, in all material respects, the financial position of Successor Phar-Mor as of June 29, 1996 and September 2, 1995 and the results of its operations and its cash flows for the forty-three weeks ended June 29, 1996 in conformity with generally accepted accounting principles.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, on August 29, 1995, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on September 11, 1995. Accordingly, the accompanying Successor Phar-Mor balance sheet as of September 2, 1995 has been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Phar-Mor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

    As discussed in Note 20 to the financial statements, Phar-Mor entered into an agreement dated September 7, 1996 (as amended and restated as of October 9, 1996) with Shopko Stores, Inc., subject to certain conditions to combine the respective companies under Cabot Noble, Inc., a newly organized holding company.

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

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

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

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS)
------------------------------------------------------------------------------

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

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

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

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                                   Predecessor
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

     The composition of the new debt obligations included on the consolidated balance sheet as of June 29, 1996 and September 2, 1995 is as follows:


                                                                               June 29, 1996     September 2,1995
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
                                                  =========

          At June 29, 1996, 620,577 options were exercisable.

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



                                     PHAR-MOR, INC.


Date:          , 1997            By: /s/ M.David Schwartz
                                         -----------------------------
                                         M. David Schwartz
                                         President and Chief Operating Officer

Date:         , 1997                /s/ Daniel J. O'Leary
                                        ------------------------------
                                        Daniel J. O'Leary
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)


Date:         , 1997               /s/ John R. Ficarro
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


Date:          , 1997                 /s/ Robert M. Haft
                                        ----------------------------
                                        Robert M. Haft
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (principal executive officer)


Date:          , 1997                 /s/ Abbey J. Butler
                                        ----------------------------
                                        Abbey J. Butler, Director


Date:          , 1997                 /s/ Melvyn J. Estrin
                                        ----------------------------
                                        Melvyn J. Estrin, Director


Date:          , 1997                 /s/ Linda Haft
                                        ----------------------------
                                        Linda Haft, Director


Date:          , 1997                 /s/ Malcolm T. Hopkins
                                        -----------------------------
                                        Malcolm T. Hopkins, Director


Date:          , 1997                 /s/ Richard M. McCarthy
                                        -----------------------------
                                        Richard M. McCarthy, Director


Date:          , 1997                 /s/ Daniel J. O'Leary
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