Form 10-Q/A
period 1996-09-28
PHAR MOR INC
filed 1997-04-21
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

              2.1*    -   Agreement and Plan of Reorganization dated as of
                          September 7, 1996 by and among Phar-Mor, Inc.,
                          ShopKo Stores, Inc. and Cabot Noble, Inc. (with selected exhibits attached).

             10.1*    -   Voting Agreement dated as of September 7, 1996 by
                          and between Cabot Noble, Inc., SUPERVALU INC.,
                          Supermarket Operators of America, Inc., and Robert
                          M.Haft.

             10.2*    -   Stock Purchase Agreement dated as of September 7,
                          1996 by and between Cabot Noble, Inc., SUPERVALU
                          INC. and Supermarket Operators of America, Inc.

             27       -   Financial Data Schedule

             99.1*    -   Press Release dated September 9, 1996.

------------------------------
* Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 1996.

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




                                        PHAR-MOR, INC.


Date:  April 21, 1997               By:  s/s M. David Schwartz
                                          ------------------------------
                                          M. David Schwartz
                                          President and Chief Operating
                                          Officer


Date:  April 21, 1997               By:  /s/ Daniel J. O'Leary
                                          --------------------------------
                                          Daniel J. O'Leary
                                          Senior Vice President and
                                          Chief Financial Officer


Date:  April 21, 1997                By: /s/ John R. Ficarro
                                           ---------------------------------
                                           John R. Ficarro
                                           Senior Vice President, Secretary
                                           and General Counsel

                                PHAR-MOR, INC.
                                  FORM 10-Q/A

                                Exhibit Index
                                -------------

Exhibit                                                             Sequential
Number        Exhibit                                                  Page
-------       -------                                              ----------

 2.1*         Agreement and Plan of Reorganization dated as of           *
              September 7, 1996 by and among Phar-Mor, Inc.,
              ShopKo Stores, Inc. and Cabot Noble, Inc. (with selected exhibits attached).

10.1*         Voting Agreement dated as of September 7, 1996 by          *
              and between Cabot Noble, Inc., SUPERVALU INC.,
              Supermarket Operators of America, Inc., and Robert
              M.Haft.

10.2*         Stock Purchase Agreement dated as of September 7,          *
              1996 by and between Cabot Noble, Inc., SUPERVALU
              INC. and Supermarket Operators of America, Inc.

27            Financial Data Schedule

99.1*         Press Release dated September 9, 1996.                      *

------------------------------
* Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 1996.