Form 10-Q
period 1997-03-29
PHAR MOR INC
filed 1997-04-25
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


                           FORM 10-Q


   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

           For the quarterly period      Commission File Number  0-27050
           ended March 29, 1997                                  -------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                   ------------     --------------

                                PHAR-MOR, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                               25-1466309
----------------------------------------                 -------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 20 Federal Plaza West, Youngstown, Ohio                         44501-0400
-----------------------------------------                ---------------------
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code:        (330) 746-6641
                                                        ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES      X         No
                        ---------         --------

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    YES     X          No
                        ---------          ---------

As of April 15, 1997, 12,157,054 shares of the registrant's common stock were outstanding .

                     PHAR-MOR, INC. AND SUBSIDIARIES

                              FORM 10-Q

                FOR THE QUARTER ENDED MARCH 29, 1997


                              I N D E X


                                                                      Page

Part I:    Financial Information

    Condensed Consolidated Balance Sheets of the
    Successor Company as of March 29, 1997 and  June 29, 1996          3

    Condensed Consolidated Statements of Operations
    of the Successor Company for the Thirteen Weeks Ended
    March 29, 1997 and the Thirteen Weeks Ended March 30, 1996         4

    Condensed Consolidated Statements of Operations of
    the Successor Company for the Thirty-Nine Weeks
    Ended March 29, 1997 and the Thirty Weeks Ended
    March 30, 1996 and the Predecessor Company for the
    Nine Weeks Ended September 2, 1995                                 5

    Condensed Consolidated Statements of Cash Flows
    of the Successor Company for the Thirty-Nine Weeks
    Ended March 29, 1997 and the Thirty Weeks
    Ended March 30, 1996 and the Predecessor Company
    for the Nine Weeks  Ended September 2, 1995                        6

    Notes to Condensed Consolidated Financial Statements               7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               11

Part II:    Other Information

    Exhibits and Reports on Form 8-K                                  15


                     PHAR-MOR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                                  (Unaudited)
                                                   Successor    Successor
                                                   Company      Company
                                                  -----------  ----------
                                                   March 29,     June 29,
ASSETS                                               1997          1996
                                                  -----------  ----------
CURRENT ASSETS:

 Cash and cash equivalents                        $   83,460   $  104,265
 Accounts receivable - net                            22,487       20,834
 Merchandise inventories                             160,276      152,904
 Prepaid expenses and other current assets             4,660        5,572
                                                  ----------    ---------
      Total current assets                           270,883      283,575


PROPERTY AND EQUIPMENT - NET                          72,366       66,550

DEFERRED TAX ASSET                                     9,382        9,382

OTHER ASSETS                                           4,009        3,956
                                                    --------    ---------

     Total assets                                 $  356,640   $  363,463
                                                   ---------    ---------
                                                   ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable                                 $   57,058   $   53,761
 Accrued expenses and other current liabilities       36,341       37,291
 Reserve for costs of rightsizing program              2,249        3,451
 Current portion of long-term debt and
   capital lease obligations                           8,395        8,922
                                                   ---------     --------
   Total current liabilities                         104,043      103,425


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS         143,048      149,163

LONG-TERM SELF INSURANCE RESERVES                      7,547        7,226

DEFERRED RENT AND UNFAVORABLE LEASE LIABILITY - NET   12,128       11,081
                                                     --------   ---------

   Total liabilities                                 266,766      270,895
                                                     -------      -------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                       535          535
                                                      ------      -------

STOCKHOLDERS' EQUITY:

  Common stock                                           122          122
  Additional paid-in capital                          89,385       89,385
  Retained earnings (deficit)                           (168)       2,526
                                                     --------     -------
   Total stockholders' equity                          89,339      92,033
                                                     --------     -------
   Total liabilities and stockholders' equity      $  356,640  $  363,463
                                                     --------    --------
                                                     --------    --------

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PHAR-MOR, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                         Successor         Successor
                                          Company           Company
                                          Thirteen         Thirteen
                                         Weeks Ended     Weeks Ended
                                        March 29, 1997  March 30, 1996
                                       ---------------  ---------------
Sales                                   $   264,043       $  252,291

Less:

 Cost of goods sold, including
  occupancy and distribution costs          213,592          207,967
 Selling, general and administrative
  expenses                                   41,362           39,023
 ShopKo business combination expenses           891              -
 Chapter 11 professional fee
  accrual adjustment                             -            (1,530)
 Depreciation and amortization                5,164            4,514
                                           --------       -----------

Income from operations before interest
  expense and income taxes                    3,034            2,317
Interest expense (income) -  net              2,985             (256)
                                           --------        ---------
Income before income taxes                       49            2,573

Income tax provision                              -            1,029
                                            -------         --------
Net income                              $        49       $    1,544
                                           --------         --------
                                           --------         --------
Net income per common share             $         -       $      .13
                                           --------         --------
                                           --------         --------
Weighted average number of
 common shares outstanding               12,157,054       12,156,658
                                         ----------       ----------
                                         ----------       ----------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                  PHAR-MOR, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share amounts)


                                      (Unaudited)       (Unaudited)
                                       Successor         Successor           Predecessor
                                        Company           Company              Company
                                  ----------------- ------------------   ----------------
                                      Thirty-Nine      Thirty Weeks            Nine
                                       Weeks Ended         Ended            Weeks Ended
                                   March 29, 1997     March 30, 1996     September 2, 1995
                                   ------------------ ------------------ -----------------
Sales                                     $   819,527         $ 609,486   |     $ 181,968
                                                                          |
Less:                                                                     |
Cost of goods sold, including                                             |
 occupancy and distribution costs             668,626           498,343   |       147,124
Selling, general and administrative                                       |
 expenses                                     126,278            90,768   |        27,057
ShopKo business combination expenses            3,076                -    |             -
Chapter 11 professional fee accrual                                       |
 adjustment                                         -            (1,530)  |             -
Depreciation and amortization                  15,411            10,273   |         3,732
                                          -----------         ---------   |     ----------
                                                                          |
Income from operations before                                             |
 interest expense, reorganization items,                                  |
 fresh-start revaluation, income taxes                                    |
 and extraordinary item                        6,136              11,632  |         4,055
                                                                          |
Interest expense - net                         8,830               2,947  |         5,689
                                          -----------         ---------   |      --------
                                                                          |
(Loss) income before reorganization                                       |
 items, fresh-start revaluation, income                                   |
 taxes and extraordinary item                 (2,694)             8,685   |        (1,634)
                                                                          |
Reorganization items                               -                  -   |       (16,798)
Fresh-start revaluation                            -                  -   |         8,043
                                          -----------          --------   |       --------
                                                                          |
(Loss) income before income taxes and                                     |
 extraordinary item                           (2,694)              8,685  |       (10,389)
Income tax provision                               -               3,475  |             -
                                           ----------           --------  |       --------
                                                                          |
(Loss) income before extraordinary item       (2,694)              5,210  |       (10,389)
Extraordinary item - gain on debt                                         |
 discharge                                         -                  -   |       775,073
                                          -----------         ---------   |     ----------
Net (loss) income                         $   (2,694)         $   5,210   |     $ 764,684
                                          -----------         ---------   |     ----------
                                          -----------         ---------   |     ----------
                                                                          |
Net (loss) income per common share:                                       |
 (Loss) income before extraordinary item  $     (.22)         $     .43   |     $    (.19)
 Extraordinary item                                -                  -   |         14.33
                                          -----------         ---------   |     ----------
 Net (loss)income                         $     (.22)         $     .43   |     $   14.14
                                          -----------         ---------   |     ----------
                                          -----------         ---------   |     ----------
                                                                          |
Weighted average number of common shares                                  |
 outstanding                              12,157,054         12,156,427   |    54,066,463
                                          -----------        ----------   |    ----------
                                          -----------        ----------   |    ----------

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                      (Unaudited)       (Unaudited)
                                       Successor         Successor           Predecessor
                                        Company           Company              Company
                                  ----------------- ------------------   ----------------
                                      Thirty-Nine      Thirty Weeks            Nine
                                       Weeks Ended         Ended            Weeks Ended
                                   March 29, 1997     March 30, 1996     September 2, 1995
                                   ------------------ ------------------ -----------------
                                                                         |
OPERATING ACTIVITIES                                                     |
 Net (loss) income                        $   (2,694)         $   5,210  |      $ 764,684
 Adjustments to reconcile net                                            |
    (loss) income to net cash provided by                                |
    operating activities:                                                |
  Items not requiring the outlay of cash:                                |
   Extraordinary gain on debt discharge            -                -    |       (775,073)
   Fresh-start revaluation                         -                -    |         (8,043)
   Noncash charges included in                                           |
    reorganization items                           -                  -  |         16,500
   Depreciation                                8,926              6,053  |          2,388
   Amortization of video rental tapes          6,489              4,220  |          1,333
   Amortization of deferred financing                                    |
    costs                                        303                255  |             73
   Deferred income taxes                           -              4,997  |              -
   Deferred rent                                1,047               659  |            (89)
  Changes in assets and liabilities:                                     |
   Accounts receivable                        (1,653)             3,796  |         11,997
   Merchandise inventories                    (7,310)            11,324  |         (6,922)
   Prepaid expenses                              912              1,650  |          2,441
   Other assets                                 (391)                45  |            449
   Accounts payable and related party                                    |
    accounts payable                           3,297             (1,115) |         (8,865)
   Accrued expenses and other current                                    |
    liabilities                                 (629)           (22,831) |          6,706
   Reserve for costs of rightsizing                                      |
    program                                   (1,202)            (3,154)              550
                                          -----------        ------------|     -----------
 Net cash provided by                                                    |
  operating activities                         7,095             11,109  |          8,129
                                          -----------        ------------|     -----------
                                                                         |
INVESTING ACTIVITIES                                                     |
 Additions to rental videotapes               (6,516)            (4,931) |         (1,874)
 Additions to property and equipment         (14,742)            (3,477) |           (649)
 Purchase of partnership interests                 -               (145) |               -
                                          -----------        ------------|     -----------
 Net cash used for investing activities      (21,258)            (8,553) |         (2,523)
                                          -----------        ------------|     -----------
                                                                         |
FINANCING ACTIVITIES                                                     |
 Principal payments on long-term debt         (2,173)              (572) |              -
 Principal payments on capital                                           |
  lease obligations                           (4,469)            (3,363) |              -
 Issuance of common stock                          -                  4  |              -
                                         -----------        ------------ |     -----------
 Net cash used for financing activities       (6,642)             (3,931)|              -
                                          -----------        ------------|     -----------
                                                                         |
REORGANIZATION ACTIVITIES                                                |
 Cash distribution pursuant to the plan                                  |
  of  reorganization                               -                  -  |       (105,381)
 Payment of reclamation claims                     -                  -  |        (23,961)
 Decrease in all other liabilities                                       |
  subject to settlement under                                            |
  reorganization proceedings                       -                  -  |         (2,076)
 Proceeds from the sale of new                                           |
  common stock                                     -                  -  |          9,500
 Debtor-in-possession financing costs              -                  -  |            (15)
                                          -----------        ------------|     -----------
 Net cash used for reorganization                                        |
  activities                                       -                  -  |       (121,933)
                                          -----------        ------------|     -----------
                                                                         |
 Decrease in cash and cash equivalents       (20,805)            (1,375) |       (116,327)
 Cash and cash equivalents, beginning                                    |
  of period                                  104,265            107,930  |        224,257
                                          ----------         ----------- |     -----------
 Cash and cash equivalents, end of period $   83,460         $  106,555  |    $   107,930
                                          ----------         ----------- |     -----------
                                          ----------         ----------- |     -----------

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

      On April 1, 1997, the Company, ShopKo and Cabot Noble entered into a Termination Agreement mutually terminating the Agreement and Plan of Reorganization effective as of April 1, 1997.

      The Company has expensed all fees and costs it has incurred and is obligated to pay in connection with the Proposed Transaction.

2.    BASIS OF PRESENTATION
           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K (as amended on March 27, 1997) for the fiscal year ended June 29, 1996 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirty-nine weeks ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 28, 1997.

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

           The condensed consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh-start reporting as of September 2, 1995, the closest fiscal month end to the Effective Date. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values at the Effective Date (hereinafter, the term "Predecessor Company" refers to the Company prior to September 2, 1995 and the "Successor Company" refers to the Company from and after September 2, 1995). A black line has been drawn to separate the Successor Company financial statements from the Predecessor Company financial statements because the respective financial statements are those of different reporting entities which have not been prepared on a comparable basis.

4.    RECLASSIFICATIONS
           Certain reclassifications have been made to prior year condensed consolidated financial statements to conform with current year presentation.

5.    ACCOUNTING CHANGE
           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The Company has determined that the implementation of this Statement will not have a material effect on reported earnings per share.

6.    UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
           The following unaudited pro forma consolidated statement of operations presents the results of operations of the Predecessor Company during the pendency of the Chapter 11 case for the nine weeks ended September 2, 1995, as adjusted to reflect the implementation of fresh-start reporting, the elimination of the effects of non-recurring transactions resulting from the reorganization and certain payments to creditors pursuant to the Joint Plan. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                         Thirty-nine weeks ended March 30, 1996
                         (In thousands, except per share data)

                           Successor   Predecessor
                           ---------   -----------                             Pro Forma
                         Thirty Weeks  Nine Weeks                             Thirty-nine
                             Ended       Ended     Pro Forma Adjustments      Weeks Ended
                          March 30,   September 2,      Per Note                March 30,
                            1996         1995        (1)         (2)               1996
                        ------------- ------------ -------- -------------    -------------
Sales                     $  609,486 |$   181,968      -            -           $  791,454
                                     |
Less:                                |
 Cost of goods sold,                 |
  including occupancy                |
  and distribution costs     498,343 |    148,305    $ (101)        -              646,547
  Selling, general and               |
   administrative expenses    90,768 |     25,876      -           -               116,644
  Chapter 11 professional            |
   fee accrual                (1,530)|           -     -           -               (1,530)
  Depreciation and                   |
   amortization                10,273|       3,732      -    $    (304)(a)          13,701
                          -----------| -----------   -------  ------------    ------------
                                     |
Income from operations               |
 before interest expense,            |
 reorganization items,               |
 fresh-start revaluation,            |
 income taxes and                    |
 extraordinary item            11,632|       4,055      101        304              16,092
                                     |
Interest expense - net          2,947|       5,689      164     (2,731)(b)           6,069
                          -----------| -----------   ------     ----------      ----------
                                     |
Income (loss) before                 |
 reorganization items,               |
 fresh-start revaluation,            |
 income taxes and                    |
 extraordinary item             8,685|     (1,634)     (63)     3,035              10,023
                                     |
Reorganization items                -|     (16,798)       -     16,798 (c)               -
Fresh-start revaluation             -|        8,043       -     (8,043)(c)               -
                          -----------| ------------   -------   ----------       ---------
                                     |
Income (loss) before income          |
 taxes and extraordinary item   8,685|     (10,389)     (63)    11,790              10,023
                                     |
Income tax provision            3,475|           -         -       534 (d)           4,009
                          -----------| ------------    ------   ----------      ----------
                                     |
Income (loss) before                 |
 extraordinary item             5,210|     (10,389)     (63)    11,256               6,014
                                     |
Extraordinary item -                 |
 gain on debt discharge             -|     775,073        -   (775,073)(c)               -
                          -----------| -----------    ------  ------------      ----------
                                     |
Net income                $     5,210|$    764,684   $  (63) $(763,817)         $    6,014
                          -----------| -----------   ------- -------------      ----------
                          -----------| -----------   ------- -------------      ----------
                                     |
Net income per common share                                                     $     0.49
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

              (c)  Eliminate the effects of non-recurring
     reorganization items, fresh-start revaluation and gain on debt discharge due to the emergence from the Chapter 11 case.

              (d) Record estimated income tax provision at an effective rate of 40% based on a statutory federal tax rate of 35% and a combined state and local tax rate, net of federal tax benefits, of 5%.


    Pro forma earnings per share are calculated based on weighted average shares of common stock outstanding of 12,156,368.

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

NEW MARKETING APPROACH AND STORE REMODEL PROGRAM

Comparable store sales decreased 5.9% in fiscal year 1994, 4.5% in fiscal year 1995 and 7.3% for the first six months of fiscal 1996. On January 14, 1996, the Company launched a new marketing approach which included price reductions on over 3,000 items, adopted an "everyday low price" strategy on substantially all products and increased advertising by increasing the frequency and number of pages of circulars. The new marketing approach has been well received by customers and as a result the negative sales trend has been reversed. Comparable store sales increased 3.2% for the first nine months of fiscal 1997. The Company intends to continue its new marketing approach while increasing profitability by lowering advertising expenditures, reducing or eliminating certain promotional discount programs and managing retail prices on selected items based upon competitive positioning.

During the first six months of fiscal 1997 the Company completed the remodeling of two stores to the Company's new drug store prototype and completed the remodeling of four stores to the Company's new "club store" prototype. Approximately $1.4 million in additional selling, general and administrative expenses were incurred in these stores for advertising and additional wages during the first six months of fiscal 1997. The Company believes that this additional expenditure is required to reintroduce these stores to its customer base in order to increase its market share and compete effectively. Sales for the six remodeled stores increased 24.5% in the 13 weeks ended March 29, 1997 over the comparable period in fiscal 1996 as compared to a 3.9% comparable store sales increase for the total chain. After the initial six month reintroduction period the Company plans to reduce selling, general and administrative expenditures in these stores to normal levels. The Company plans to remodel two additional stores by the end of the current fiscal year.

Although there can be no assurance, management believes that the Company now is in a position to enhance future profitability. Management also believes that additional gains may be realized through further reduction of expenses and refinement of the Company's business operations.

The Company entered into an Agreement and Plan of Reorganization with ShopKo dated September 7, 1996 (as amended as of October 9, 1996) concerning the Proposed Transaction. On April 1, 1997, the Company and ShopKo entered into a Termination Agreement mutually terminating the Agreement and Plan of Reorganization effective as of April 1, 1997 (see Note 1 of Notes to Condensed Consolidated Financial Statements). The Termination Agreement contains a cost sharing arrangement with respect to certain of the business combination expenses, which will include reimbursement by ShopKo to the Company of certain of these expenses paid or incurred by the Company.

RESULTS OF OPERATIONS (ALL DOLLAR AMOUNTS IN THOUSANDS)

THIRTEEN WEEKS ENDED MARCH 29, 1997 VERSUS
    THIRTEEN WEEKS ENDED MARCH 30, 1996

Total sales for the third quarter of fiscal 1997 increased 4.7% compared to the third quarter of fiscal 1996. Comparable store sales for the third quarter of fiscal 1997 increased 3.9% to $262,245 from $252,291 for the same period in the prior year. Comparable store sales are based on those stores
(102) which were open more than one year as of the beginning of the period. The comparable store sales increases (decreases) for the 13 week period, by product category, were as follows:

                                           Percentage of increase
                                           (decrease) for the 13 weeks
                                           ended March 29, 1997
                                           compared to the same
                                           period in the prior year
                                           ---------------------------
Drug Store:
     Includes health & beauty care
      products, cosmetics, greeting cards,
      seasonal goods and other
      general merchandise                            0.7%

Consumables:
     Includes grocery, snacks, beer, wine,
     tobacco and soft drinks                         5.9%

Pharmacy:
     Includes prescription drugs                     8.4%

Video, music and video rentals                      (2.5%) (a)

Total                                                3.9%

(a) The decrease in this category is a result of the Company changing its music business in the prior year from a music department designed to compete with full assortment music retailers to one offering limited assortment of seasonal and promotional music merchandise. During the comparable period of the prior year, the Company conducted clearance sales to facilitate this change.

Cost of sales was 80.9% of sales for the third quarter of fiscal 1997 compared to 82.4% for the corresponding period in fiscal 1996, a 1.5% of sales decrease. The decrease was due to reductions in inventory shrinkage, warehouse expense and promotional expense and higher product gross margins.

Selling, general and administrative expenses as a percentage of sales was 15.7% for the third quarter of fiscal 1997 compared to 15.5% for the corresponding period in fiscal 1996 a 0.2% of sales increase. The increase is primarily the result of increases in store and corporate incentive compensation expense partially offset by decreased advertising expense.

The Company recorded $891 in expense related to the proposed business combination with ShopKo during the third quarter of fiscal 1997.

Depreciation and amortization expense was $5,164 for the third quarter of fiscal 1997 compared to $4,514 for the corresponding period in fiscal 1996, an increase of $650. The increase is the result of depreciation on capital expenditures made since the second quarter of fiscal 1996.

There was net interest expense of $2,985 for the thirteen weeks ended March 29, 1997 compared to net interest income of $256 for the corresponding period of fiscal 1996. The Company received interest income of $3,144 on federal income tax refunds in the third quarter of fiscal 1996.

The Company did not record income tax expense in the third quarter of fiscal 1997. It is anticipated that lower than planned earnings and the business combination expenses will cause the Company to incur a loss for the fiscal year. Income tax expense was $1,029 for the third quarter of fiscal 1996.

THIRTY-NINE WEEKS ENDED MARCH 29, 1997 VERSUS
    PRO FORMA THIRTY-NINE WEEKS ENDED MARCH 30, 1996

To facilitate a meaningful comparison of the Company's fiscal 1997 and 1996 operating performance, the following discussions of results of operations on a consolidated basis are presented using the Unaudited Pro Forma Consolidated Statement of Operations (see Note 6 of Notes to Condensed Consolidated Financial Statements). Consequently, the information presented below does not reflect the thirty-nine weeks ended March 30, 1996 as it is presented in the Condensed Consolidated Statements of Operations.

Sales for the thirty-nine weeks ended March 29, 1997 increased 3.5% compared to the corresponding period of fiscal 1996 primarily due to the Company's new marketing approach, which was launched January 14, 1996. Comparable store sales for the thirty-nine weeks ended March 29, 1997 increased 3.2% to $816,702 from $791,454 for the same period last year.

Cost of sales as a percentage of sales was 81.6% for the thirty-nine weeks ended March 29, 1997 compared to 81.7% for the corresponding period of fiscal 1996, a 0.1% of sales decrease. This decrease is primarily due to lower inventory shrinkage, lower promotional expense and lower warehouse expense partially offset by lower product margins resulting from the Company's new everyday low price marketing plan.

Selling, general and administrative expenses as a percentage of sales was 15.4% for the thirty-nine weeks ended March 29, 1997 compared to 14.7% for the corresponding period of fiscal 1996. This increase is primarily due to increased advertising associated with the Company's new marketing plan, increased advertising and store payroll in remodeled stores and pre-opening costs associated with the opening of a new store in December.

The Company recorded $3,076 in expense related to the proposed business combination with ShopKo and Cabot Noble during the second and third quarters of fiscal 1997.

Depreciation and amortization expense was $15,411 for the thirty-nine weeks ended March 29, 1997 compared to $13,701 for the corresponding period of fiscal 1996, an increase of $1,710. The increase is the result of depreciation on capital expenditures made since the first quarter of fiscal 1996.

There was net interest expense of $8,830 for the thirty-nine weeks ended March 29, 1997 compared to net interest expense of $6,069 for the corresponding period of fiscal 1996, a $2,761 increase. Interest expense for fiscal 1996 was reduced by interest income of $3,144 received on federal income tax refunds.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of March 29, 1997 was $83,460. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory. Advances made under the Facility bear interest at the BankAmerica reference rate plus 1/2% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranges between 1.50% and 2.00%. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees. As of March 29, 1997, there were outstanding under the Facility letters of credit totaling $4,784. The Facility expires on September 10, 1998.

THIRTY-NINE WEEKS ENDED MARCH 29, 1997

During the thirty-nine weeks ended March 29, 1997, the Company's cash position decreased by $20,805. Net cash provided from operating activities was $7,095. The major sources of cash from operating activities were net loss adjusted for items not requiring the outlay of cash totaling $14,067 and an increase in accounts payable of $3,297, which were partially offset by an increase in merchandise inventories of $7,310 and an increase in accounts receivable of $1,653.

Capital expenditures of $14,742 and additions to video rental tapes of $6,516 were paid for with funds from operations and the Company's excess cash position.

Net cash used for financing activities of $6,642 consists of principal payments on lease obligations of $4,469 and principal payments on long term debt of $2,173.

PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

           27         -     Financial Data Schedule


    (b)    Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 29, 1997:

           None.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PHAR-MOR, INC.


Date:  April 24, 1997                By:   /s/ M. David Schwartz
                                        ------------------------------
                                              M. David Schwartz
                                              President and Chief Operating
                                              Officer



Date:  April 24, 1997                By:   /s/ Daniel J. O'Leary
                                        --------------------------------
                                           Daniel J. O'Leary
                                           Senior Vice President and Chief
                                           Financial Officer



Date:  April 24, 1997                 By:   /s/ John R. Ficarro
                                        ----------------------------------
                                           John R. Ficarro
                                           Senior Vice President, Secretary
                                           and General Counsel