Form 10-K405
period 1997-06-28
PHAR MOR INC
filed 1997-09-25
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
------- Exchange Act of 1934 For the fiscal year ended June 28, 1997 Commission File Number 0-27050

         Transition report pursuant to Section 13 or 15(d) of the ------- Securities Exchange Act of 1934
         For the transition period from  ______ to  _______

                                PHAR-MOR, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

    PENNSYLVANIA                                                 25-1466309
 -----------------------------                               -----------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

20 Federal Plaza West, Youngstown, Ohio                         44501-0400
 ---------------------------------------                     -----------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:            (330) 746-6641
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                 -------------------
Common Stock, Par Value $0.01 per share                       NASDAQ
Warrants to purchase Common Stock                             NASDAQ

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES     X        No
                                       ------         ------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     YES              No    X
                                       ------         ------
                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.            YES     X        No
                                      ------          ------
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 10, 1997 was $91,953,942 (based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System on such date).

As of close of business on September 10, 1997, 12,159,199 shares of the Registrant's Common Stock were outstanding.

PART I

Item 1.  Business

Introduction

         Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine, tobacco, soft drinks, video rental and seasonal and other general merchandise. As of June 28, 1997, the Company operated 103 stores in 22 metropolitan markets in 18 states under the name of Phar-Moru. Approximately 51% of Phar-Mor's stores are located in Pennsylvania, Ohio and West Virginia, and approximately 23% are located in Virginia, North Carolina and South Carolina. The Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of June 28, 1997.

         Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

History

         Phar-Mor was founded in 1982 as a division of a subsidiary of the Giant Eagle, Inc. supermarket chain. The initial Phar-Mor concept was built on the premise that a drugstore offering additional, and at times unexpected, categories of merchandise could attract customers by featuring low prices made possible by acquiring inventory at relatively low cost through deal purchases of overstock, odd lot, discontinued, large unit size or slow-moving merchandise from manufacturers and distributors. The Company grew, rapidly expanding from 12 stores in August 1985 to 311 stores in August 1992. Store size also grew dramatically, increasing from an average of approximately 31,000 square feet in fiscal 1986 to approximately 58,500 square feet in 1992. Phar-Mor's rapid growth was mirrored by apparent extraordinary financial success.

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

         Upon discovery of the fraud, it became apparent that Phar-Mor's explosive growth during the preceding several years had been fueled in part by a systematic scheme to falsify Phar-Mor's financial results and to conceal Phar-Mor's true financial condition. The fraud which was perpetrated by the manipulation of information and overriding the system of internal controls by certain of its senior executives, as well as a lack of systems and surrounding controls, masked very substantial losses, created in part by low margins, slow moving merchandise categories, high rentals for the newer and larger stores and operational inefficiencies. By the time Phar-Mor concluded its investigation into the size of the fraud, it determined that cumulative earnings had been overstated by approximately $500 million. Additional charges to cumulative earnings of approximately $500 million resulted from changes in accounting policies and restructuring costs which were recorded as of September 26, 1992. See "Notes to Consolidated Financial Statements."

         The new management of Phar-Mor faced the task of restructuring its accounting records and strengthening the control systems. New management developed and implemented a strict internal control regimen, buttressed by frequent and widely distributed internal management reports, designed specifically to avoid a situation in which a member of management could override controls and avoid detection.

         In particular, management (i) implemented three major information system improvements, each of which supports the accurate reporting of inventory and facilitates stricter accounting controls: point-of-sale ("POS") scanning equipment, a pharmacy software system and a Distribution Control System ("DCS") warehousing system (these systems provide greater merchandising data, facilitate pharmacy processing and track and coordinate inventory purchasing and warehouse volume), (ii) undertook a review of various existing systems which included an operations and control enhancement project on the accounts payable system and a vendor correspondence and relations review and (iii) enhanced an internal audit department that assembled extensive protocols to follow in conducting audits of internal controls.

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

         During the pendency of the Chapter 11 bankruptcy cases of pre-reorganized Phar-Mor and its subsidiaries (the "Chapter 11 Cases"), new management analyzed the performance and prospects of each store to identify a core group of high volume, profitable and geographically concentrated stores that would serve as the basis of reorganized Phar-Mor. Based on this analysis, Phar-Mor closed 209 stores (not including separate liquor stores which were closed at various times) in five stages: 54 stores between October 1992 and December 1992, 34 stores between March 1993 and June 1993, 55 stores in July 1993, 25 stores in October 1994 and 41 stores in July 1995, thereby reducing the number of stores from 311 in September 1992 to 102 stores as of September 11, 1995, the effective date (the "Effective Date") of Phar-Mor's Chapter 11 plan of reorganization (the "Plan of Reorganization").

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

         In connection with the Company's Plan of Reorganization and its emergence from bankruptcy, the Company restructured its debt obligations and converted approximately $855 million of debt into equity. The Company also
entered  into  a  three-year,   $100  million  revolving  credit  facility  (the
"Revolving Credit Facility"). As of June 28, 1997, no borrowings were outstanding under the Revolving Credit Facility, other than standby letters of credit totaling approximately $4.9 million.

Operations

         Typically, stores are open 95 hours per week; pharmacies are typically open 77 hours per week. The average store has approximately 50 employees, including a store manager and department managers, a pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 5,540 employees at June 28, 1997. Approximately 208 warehouse and distribution center employees in Youngstown are members of the Teamsters Union under a contract which expires March 1, 2000. Fifty-three employees at the Company's Niles, Ohio store are members of the United Food and Commercial Workers Union under a contract which expires October 12, 1997.

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

         Thorough education and training in store operations is provided to employees at every level. Computer-based training, on and off-site training, video training, and teleconferences are a few of the training methods used. The Company believes that such training enables efficiency and understanding within store operations.

         The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within a radius of between five and seven miles. On average during the fiscal year ended June 28, 1997 ("Fiscal Year 1997"), each store served approximately 11,800 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

         Company stores accept payment in cash, check, credit cards and payment from third-party providers of prescription services.

         The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities are centrally directed from Phar-Mor's corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. McKesson Drug Company ("McKesson"), a pharmaceutical distributor, accounted for approximately 15%, FoxMeyer Drug Company, a pharmaceutical distributor and an affiliate of the Company from the Effective Date until it was acquired by McKesson in late 1996, accounted for approximately 8%, and Riser Foods, Inc., a grocery wholesaler, accounted for approximately 8% of the Company's purchases during Fiscal Year 1997. During Fiscal Year 1997, no other single vendor accounted for more than 5% of the Company's purchases. Substantially all of the products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

Marketing and Merchandising

         Phar-Mor's overall merchandising strategy is to offer (i) value to consumers by pricing its products below the prices charged by conventional drugstores and supermarkets and (ii) a broader array of products in each of its major product categories than is offered by mass merchant discounters. Phar-Mor's product strategy is focused on the traditional drugstore lines of prescription and over-the-counter drugs, health and beauty care products and cosmetics. Phar-Mor's stores also typically feature other product categories, including groceries, snacks and beverages, pet food and supplies, beer, wine and liquor (where permitted by law), tobacco, baby products, general merchandise, video and music sales and video rentals. Phar-Mor is one of the leading retailers of film, vitamins, soft drinks and batteries in the United States.

          Ninety-five percent of the Company's advertising is print advertising, through circulars, newspapers, and POS materials. Newspaper advertisements and circulars appear in major newspapers in most market areas. The Company presently advertises through 75 newspapers and mailers.

         In conjunction with its remodeling of five stores, Phar-Mor introduced the "Warehouse District" concept during Fiscal Year 1997. In approximately 10,000 to 15,000 square feet, each "Warehouse District" offers a variety of grocery items, including fresh, frozen, and refrigerated foods. The concept has been well received by customers and has improved overall sales in each such store. The Company plans to incorporate the "Warehouse District" concept in 13 stores scheduled to be remodeled during the fiscal year ending June 27, 1998 ("Fiscal Year 1998").

Sales

         The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drugstores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In Fiscal Year 1997, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, over-the-counter drugs, health and beauty care products, cosmetics and greeting cards) averaged approximately $5.6 million per store in its 103 stores. In addition to the approximately $574.6 million in traditional drugstore product revenues in Fiscal Year 1997, the Company generated approximately $500.2 million in revenues from the sale of groceries and general merchandise.

         Set forth below is the percentage of sales by principal category of products for the continuing stores for the last three fiscal years.

                                                            Fiscal Year Ended
                                                            -----------------

                                    (103 Stores)              (102 Stores)             (102 Stores)
                                    ------------              ------------             ------------
                                    June 28, 1997             June 29, 1996            July 1, 1995
Category                             (52 Weeks)                 (52 Weeks)               (52 Weeks)
--------                             ----------                 ----------               ----------
Prescription, Health and
  Beauty Care Products,
  Cosmetics and Greeting Cards          57.0%                     56.0%                    55.7%
All Other Merchandise                   43.0%                     44.0%                    44.3%


         The Company's business is seasonal to a certain extent. The highest volume of sales and net income usually occurs in the second fiscal quarter (generally October, November and December). The following table summarizes the Company's sales by quarter during Fiscal Year 1997.



                                Sales by Quarter During Fiscal Year 1997

                                                           Percentage of
                                                            Total Sales
                                                            -----------

                                First Quarter                 24.6%
                                Second Quarter                27.1
                                Third Quarter                 24.6
                                Fourth Quarter                23.7
                                                             -----
                                                             100.0%


Competition

         Phar-Mor's stores compete primarily with conventional drugstores, supermarkets and mass merchant discounters. Among these competitors, many have greater financial resources than Phar-Mor. Phar-Mor's strategy for competing with conventional drugstores is through its broader product selection and generally lower prices than traditional drugstore lines. Phar-Mor believes it has these same competitive advantages against most supermarkets for non-grocery items. Phar-Mor's strategy for competing with supermarkets in grocery product lines where Phar-Mor does not have a broader selection, is to carry an often changing mix of items priced lower than most supermarkets.

         Phar-Mor does not attempt to compete against mass merchant discounters solely on the basis of price. In traditional drugstore lines, particularly health and beauty care products and greeting cards, Phar-Mor offers broader product selection than mass merchant discounters. Mass merchant discounters generally are unwilling to allocate as much display space as Phar-Mor devotes to these categories. The merchandising changes Phar-Mor has implemented, including the creation of "signature" departments in dedicated aisle space with distinguishing signage, such as health and beauty care products, cosmetics, video rentals and "The Card Shop," "Pet Place," "One Stop Baby Shop," and "Vitamin Shoppe," are designed in part to distinguish Phar-Mor from mass merchant discounters and to increase its strength in areas in which Phar-Mor's management believes such merchants do not excel.

Capital Expenditures

         The Company's most significant capital needs are for seasonal buildup of inventories, technological improvements and remerchandising and remodeling of existing stores.

         The Company's capital expenditures totaled $18.5 million in Fiscal Year 1997, including $2.9 million for the construction of new stores and $8.1 million for rightsizing and remodeling existing stores. The Company anticipates spending approximately $19.1 million for capital expenditures in Fiscal Year 1998, including costs of remodeling 13 additional stores and opening two new stores.

Real Estate and Growth

         The Company opened one new store in Fiscal Year 1997, one new store in July 1997 and plans to open one more new store in Fiscal Year 1998. Expansion in the near future is expected to be minimal and in existing or contiguous markets in its core areas of Pennsylvania, Ohio and West Virginia. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing utilization of existing supervisory and managerial staff.

         The aggregate cost of any future expansion is dependent upon the method utilized to finance new stores. Build to suit (i.e., landlord constructed) leases cost approximately $750,000 per store for furniture, fixtures, and equipment and each new store requires approximately $1.3 million in inventory. Company-funded conversion of existing buildings is another possible method of expansion; however the cost of such expansion per store varies significantly depending upon the age, condition and configuration of such buildings.

         Phar-Mor has reduced store occupancy costs through negotiated rent concessions and store rightsizings. As of June 28, 1997, Phar-Mor's stores ranged in size from approximately 30,000 to 70,000 square feet, with an average store size of approximately 51,000 square feet. Since June 1993, the Company has "rightsized" 14 stores, reducing the average size of such stores by approximately 19,000 square feet and the average annual occupancy costs of such stores by over $152,000 per store.

Trademarks and Service Marks

         The Company believes that its registered "Phar-Mor" trademark is well recognized by its customer base and the public at large in the markets where it has been advertised. The Company believes that the existing customer and public recognition of its trademark and related operational philosophy will be beneficial to its strategic plans to expand merchandise categories and add new stores. The Company has also introduced a number of private label brands of products under various registered trademarks and trademarks pending registration.

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

Proposed Business Combination

         The Company had entered into an Agreement and Plan of Reorganization dated as of September 7, 1996, (amended as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo"), a retailer specializing in prescription and vision benefit management and health decision support services, to combine the two companies under Cabot Noble, Inc. ("Cabot Noble"), a Delaware holding company (the "Proposed Transaction").

         On April 1, 1997,  the Company,  ShopKo and Cabot Noble  entered into a
Termination   Agreement   mutually   terminating   the  Agreement  and  Plan  of
Reorganization effective as of April 1, 1997.


Item 2.  Properties.

         As of June 28, 1997, the Company operated 103 stores in 18 states. Approximately 51% of Phar-Mor's stores are located in Pennsylvania, Ohio and West Virginia, and approximately 23% are located in Virginia, North Carolina and South Carolina. The following is a breakdown by state of the locations of the Company's stores.

     Alabama...................  1       Missouri.......................    1
     Colorado..................  2       North Carolina.................    9
     Florida...................  5       Ohio...........................   15
     Georgia...................  3       Oklahoma.......................    1
     Illinois..................  4       Pennsylvania...................   34
     Indiana...................  3       South Carolina.................    4
     Iowa......................  2       Virginia.......................   11
     Kansas....................  2       West Virginia..................    4
     Kentucky..................  1       Wisconsin......................    1


         As of June 28, 1997, all of the Company's stores were leased. All store leases are long-term; the original terms of 76 leases and the original terms with options of four leases expire on or before December 31, 2006. The remaining stores have longer lease terms. Most stores are located adjacent to or near shopping centers or are part of strip centers. Some stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A proto-typical store now includes approximately 40,000 square feet of sales space and 10,000 square feet of storage area and ample off-street parking. The stores are designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases.

         The Company operates a distribution center in Youngstown, Ohio which it leases. This center delivered approximately 39% of all merchandise to the stores in Fiscal Year 1997, primarily using contract carriers. The balance of the products were delivered directly to the Company's stores by vendors.

         The Company and a wholly-owned subsidiary of the Company are partners in an Ohio limited partnership, which owns the office building in which the Company occupies approximately 141,000 square feet of space for its corporate offices in Youngstown, Ohio.

Item 3.  Legal Proceedings

         In the normal course of business, the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations, cash flows or the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 1997, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock, par value $.01 per share (the "Common Stock"), was issued to creditors on the Effective Date, pursuant to the terms of the Plan of Reorganization. From the Effective Date through October 31, 1995, the only market activity in the Common Stock of which the Company is aware was trading on a limited basis, primarily through inter-dealer quotations. From October 31, 1995 to February 7, 1996, the Common Stock was included for quotation on the NASDAQ SmallCap Market under the symbol "PMOR." Since February 8, 1996, the Common Stock has been included for quotation on the NASDAQ National Market under the symbol "PMOR." Prior to the Effective Date there was no established public trading market for the Common Stock. High and low prices of the Common Stock from the Effective Date are shown in the table below:

                                       Fiscal Year 1997      Fiscal Year 1996
                                       ----------------      ----------------
                                        High      Low         High     Low
                                        ----      ---         ----     ---
         1st Quarter...............    $8 3/4    $6 1/8      $9 1/4   $6 13/16
         2nd Quarter...............     6 1/4     5 5/16      9 3/4    6 3/8
         3rd Quarter...............     5 11/16   4 5/8       8 1/4    6 7/8
         4th Quarter...............     6 3/8     4 3/4       8 5/8    7

         As of September 10, 1997, there were 2,777 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings for future operations and expansion of its business. In addition, the indenture pursuant to which the Company's senior notes were issued and the Revolving Credit Facility restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.

                                                                (In thousands except per share data)
                              ---------------------------------------------------------------------------------------------
                                52 Weeks       43 Weeks        9 Weeks              52 Weeks         53 Weeks          39 Weeks
                                  Ended          Ended           Ended               Ended             Ended             Ended
                                June 28,       June 29,       September 2,         July 1,           July 2,           June 26,
                                  1997           1996            1995                1995(b)           1994              1993
                                  ----           ----            ----                -------           ----              ----
Net sales                    $ 1,074,828    $   874,284  || $   181,968         $ 1,412,661       $ 1,852,244       $ 1,434,256
                                                         ||
(Loss) income from                                       ||
continuing operations             (2,281)         2,526  ||     (10,389)(a)         (53,144)(c)      (142,763)(d)       (82,179)(e)
                                                         ||
(Loss) income per share                                  ||
from continuing operations          (.19)           .21  ||        (.19)               (.98)            (2.64)            (1.52)

                                  As of          As of           As of       ||      As of             As of             As of
                                 June 28,       June 29,      September 2,   ||     July 1,           July 2,          June 26,
                                  1997           1996            1995        ||      1995              1994              1993
                                  ----           ----            ----        ||      ----              ----              ----
Total assets                     362,605        363,463         390,207      ||     531,332           680,105           860,953
Long-term debt & capital                                                     ||
leases                           140,213        149,163         151,047      ||           -                 -                 -
Liabilities subject to                                                       ||
settlement                             -             -                -      ||   1,154,959         1,182,145         1,252,981

Note: In accordance with fresh-start reporting, reorganization value was used to record the assets and liabilities of the Company at September 2, 1995. Accordingly, the selected consolidated financial data as of September 2, 1995, June 29, 1996 and June 28, 1997 and for the 43 weeks ended June 29, 1996 and the 52 weeks ended June 28, 1997, are not comparable in material respects to such data for prior periods. Furthermore, the Company's results of operations for periods prior to the Effective Date are not necessarily indicative of results of operations that may be achieved in the future.

          (a) Excludes extraordinary gain of $775 million on debt discharged pursuant to the Plan of Reorganization; and includes the gain for revaluation of assets and liabilities under fresh-start reporting of $8 million and reorganization costs of $16.8 million.

          (b) Excludes the results of 25 stores after July 2, 1994 and the results of 41 stores after May 6, 1995, closed as part of the Company's restructuring prior to emergence from the Chapter 11 Cases.

          (c) Includes reorganization costs of $51.2 million, including $53.7 million for costs of downsizing, less $7.6 million gain on sale of assets held for sale.

          (d) Includes reorganization costs of $106.5 million, including $43 million for costs of downsizing and $53.2 million to write-down property and equipment to the lower of appraised or net book value.

          (e)       Includes reorganization costs of $16.7 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages F-1 to F-26. The discussion of liquidity and capital resources is based upon the Company's current financial position. The accompanying financial review reflects the significant impact of the events leading up to and following the Company's emergence from bankruptcy. Certain information regarding the Chapter 11 Cases and the Plan of Reorganization is set forth in Note 1 to the Consolidated Financial Statements.

         Upon the Company's emergence from bankruptcy, the Company adopted the principles of fresh-start reporting as of the Effective Date to reflect the impact of the reorganization. As a result of the application of fresh-start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the Effective Date will not necessarily be comparable to those prior to the Effective Date.

Recent Developments and Outlook

         The Company's results of operations and financial condition reflect the impact of the recapitalization effected pursuant to the Plan of Reorganization and the consolidation of operations following the Petition Date.

         The Company significantly restructured its debt obligations at the Effective Date. As part of the Plan of Reorganization, the Company converted approximately $855 million of debt obligations to equity, obtained a $9.5 million net cash equity infusion, and entered into the Revolving Credit Facility. See "Financial Condition and Liquidity" below.

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

         Although there can be no assurance, management believes that the Company is now well-positioned to enhance future profitability as economic and competitive conditions improve in its markets. Management also believes that additional gains may be realized through further reduction of expenses and refinement of the Company's business operations, such as expansion of the "Warehouse District" concept.

          Changes in the federal minimum wage will increase the Company's future labor costs. See "Item 1. Business - Regulation."

Results of Operations

The following table sets forth the number of retail stores operated each fiscal year:

                                                             Fiscal Year Ended
                                              --------------------------------------------------
                                              June 28, 1997     June 29, 1996(a)    July 1, 1995
                                              -------------     ----------------    ------------
          Stores, beginning of period                 102               143                168

          Stores opened                                 1                 -                  -

          Stores closed                                 -               (41)               (25)
                                                      ---               ---                ---
          Stores, end of period                       103               102                143(b)
                                                      ===               ===                ===

          (a)       Includes   the  nine   weeks   ended   September   2,   1995
                    (Predecessor) and the forty-three weeks ended June 29, 1996 (Successor).

          (b) Includes 41 stores in the process of closing at July 1, 1995.

          The historical results of operations exclude the results of the 25 stores closed in the fiscal year ended July 1, 1995 ("Fiscal Year 1995") (as part of the Company's restructuring) after the date their closing was decided (July 2, 1994) and the results of 41 stores closed in the fiscal year ended June 29, 1996 ("Fiscal Year 1996") (also part of the Company's restructuring) after the date their closing was decided (May 6, 1995).

          The Company's results of operations for the fifty-two weeks ended June 28, 1997 and the forty-three weeks ended June 29, 1996 are not comparable to its results of operations for prior periods due to the Company's adoption of fresh-start reporting as of September 2, 1995 (see Note 2 to the Consolidated Financial Statements). For the purposes of the following discussion, the following pro forma results of operations for Fiscal Year 1996 and Fiscal Year 1995 will be compared.

Unaudited Pro Forma Statements of Operations

         The following unaudited pro forma statements of operations present consolidated results of operations of Phar-Mor and its subsidiaries for Fiscal Year 1996 and Fiscal Year 1995 as if the Plan of Reorganization was effective July 2, 1994 and includes adjustments to reflect the implementation of fresh-start reporting as of July 2, 1994; the elimination of the 41 stores closed in July 1995 from the results of Fiscal Year 1995; the effects of non-recurring transactions resulting from the Plan of Reorganization; and certain payments to creditors pursuant to the Plan of Reorganization as of July 2, 1994 (see Notes 1 and 2 to the Consolidated Financial Statements).

                                                                                     (000's)
                                                               --------------------------------------------------
                                                                   Fiscal Year 1996           Fiscal Year 1995
                                                               -----------------------    -----------------------
Sales                                                          $ 1,056,252     100.00%    $ 1,107,222     100.00%
Less:
Cost of goods sold, including occupancy and
 distribution costs                                                869,237      82.30%        897,214      81.03%
                                                                ----------                 ----------
Gross Profit                                                       187,015      17.70%        210,008      18.97%

Selling, general and administrative expenses                       155,369      14.71         161,609      14.60%

Chapter 11 professional fee accrual adjustment                      (1,530)     (0.15)           --           --

Depreciation and amortization                                       18,319       1.73%         18,725       1.69%
                                                                ----------                 ----------
Income from operations before interest and
 income taxes                                                       14,857       1.41%         29,674       2.68%
Interest expense                                                    17,465       1.65%         16,990       1.53%
Interest income                                                      8,614       0.81%           --           --
                                                                ----------                 ----------
Income before income taxes                                           6,006       0.57%         12,684       1.15%
Income tax provision                                                 2,676       0.25%          5,074       0.46%
                                                                ----------                 ----------
Net income                                                     $     3,330       0.32     $     7,610       0.69%
                                                                ==========                 ==========

52 weeks ended June 28, 1997 (Fiscal Year 1997) compared to pro forma results for the 52 weeks ended June 29, 1996 (Fiscal Year 1996) (all dollar amounts in thousands)

                                                                      (000's)
                                                                  Fiscal Year 1997
                                                               -----------------------
Sales                                                          $ 1,074,828     100.00%
Less:
Cost of goods sold, including occupancy and
distribution costs                                                 873,095      81.23%
                                                                ----------
Gross Profit                                                       201,733      18.77%

Selling, general and administrative                                168,218      15.65%
expenses
Terminated business combination expenses                             3,076       0.29%
Depreciation and amortization                                       20,982       1.95%
                                                                ----------
Income from operations before interest and
income taxes                                                         9,457       0.88%
Interest expense                                                    17,175       1.60%
Interest income                                                      5,437       0.51%
                                                                ----------
Loss before taxes                                                   (2,281)     (0.21)%
Income tax provision                                                  --
                                                                ----------
Net loss                                                       $    (2,281)     (0.21)%
                                                                ==========

     Comparable store sales for Fiscal Year 1997 increased $14,000, or 1.3%, from Fiscal Year 1996. This increase was due to the continued success of the Company's new marketing approach begun in Fiscal Year 1996 and the success of the Company's store remodel program. The increase in comparable store sales achieved by the new marketing approach and the store remodel program was partially offset by a reduced level of promotional activity in the second half of the year and the discontinuance of certain promotional discounts.

     Sales improved significantly in the five stores that were remodeled during Fiscal Year 1997 with sales increasing 20.6% in the 13 weeks ended June 28, 1997 over the comparable period in Fiscal Year 1996.

     Gross profit for Fiscal Year 1997 was 1.07% of sales higher than for Fiscal Year 1996. Reductions in inventory shrink expense, promotional discount expense and increases in vendor income were partially offset by a .06% of sales reduction in product gross margins. Inventory shrink expense was reduced by .61% of sales due to the success of several shrink reduction initiatives begun in Fiscal Year 1996. Promotional discount expense was reduced .20% of sales due to the discontinuance of certain promotional discount programs.

     Selling, general and administrative expenses for Fiscal Year 1997 were .94% of sales higher than for Fiscal Year 1996. Increases in store payroll and corporate overhead costs were partially offset by lower advertising expenses.

     Interest income decreased $3,177 in Fiscal Year 1997 from Fiscal Year 1996. Fiscal Year 1996 included $3,135 in interest income received on federal income tax refunds.


Pro forma results for the 52 weeks ended June 29, 1996 (Fiscal Year 1996) compared to the pro forma results for the 52 weeks ended July 1, 1995 (Fiscal Year 1995) (all dollar amounts in thousands)

         Comparable store sales for Fiscal Year 1996 were down $50,970, or 4.6%, from Fiscal Year 1995. This was due to the fact that (i) the Company had not opened a new store since September 1992, while competitors opened a significant number of new stores in the markets where the Company operates, and (ii) the negative impact of penetration of third-party prescription plans and its impact on the Company's pharmacy business. Sales improved over the last two quarters of Fiscal Year 1996 as a result of the Company's new marketing approach, which was launched January 14, 1996. Comparable store sales increased .04% in the fourth quarter of Fiscal Year 1996 compared with the same period of the prior year with June increasing 2.96%. The new marketing approach included retail price reductions on over 3,000 items and additional advertising.

         Gross profit for Fiscal Year 1996 was 1.27% of sales lower than Fiscal Year 1995. The Company's new marketing approach resulted in a lower product gross margin. Vendor rebate income was .39% of sales lower than Fiscal Year 1995 due primarily to the company's lower sales level in Fiscal Year 1996. Inventory shrink and damage expenses were reduced by .42% of sales in Fiscal Year 1996 compared with Fiscal Year 1995.

         Selling, general and administrative expenses for Fiscal Year 1996 were 0.11% of sales higher than Fiscal Year 1995. A 16.8% reduction in corporate overhead cost was more than offset by increases in advertising expenses to support the new marketing approach.

         Fiscal Year 1996 included $5,479 in interest income on invested cash and also included $3,135 in interest income received on federal income tax refunds. The pro forma Fiscal Year 1995 results assumed the Company would not have earned any interest income.

Financial Condition and Liquidity  (all dollar amounts in thousands)

         The Company's cash position as of June 28, 1997 was $79,847.

         On September 11, 1995, the Company entered into a Revolving Credit Facility (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

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

         As of June 28, 1997, there were no outstanding advances and letters of credit in the amount of $4,924 were outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on September 10, 1998.

         Pursuant to the Plan of Reorganization, the Company and its lenders agreed to a restructuring of the Company's obligations. The resulting new debts are discussed in Notes 8 and 9 to the Consolidated Financial Statements.

         The Company's cash position decreased $24,418 during Fiscal Year 1997 as cash provided by operating activities of $11,460 was offset by $27,161 in cash used for investing activities and $8,717 in cash used for financing activities.

         Merchandise inventories increased $16,258 during Fiscal Year 1997 due to the opening of one new store, the stocking of an additional store that opened in early July 1997 and increases in warehouse inventory levels as a result of deal purchases that were made in June 1997.

         The Company's cash position decreased $3,665 during the 43 weeks ended June 29, 1996 as cash provided by operating activities of $16,021 was offset by $13,829 in cash used for investing activities and $5,857 in cash used for financing activities.

         The Company generated cash from operations of $16,021 after payments of Chapter 11 professional fees of $19,476. Inventories declined $15,534 during the 43 weeks ending June 29, 1996 due to continued emphasis on inventory control and review of product category profitability. As part of this review the Company determined that the music category of goods was not providing an adequate return on the inventory invested and decided to exit the music category of goods. The liquidation of this inventory resulted in a $5,713 reduction in inventory during the 43 weeks ended June 29, 1996.

         The Company increased its cash position by $5,606 from operating and investing activities during the 9 weeks ended September 2, 1995 and used $121,933 for reorganization activities including cash distributions pursuant to the Plan of Reorganization. Consequently, the net decrease in cash position during the 9 week period ended September 2, 1995 was $116,327.

         The Company generated $8,129 from operations after net interest expense (including adequate protection payments) and professional fees actually paid that were associated with the Chapter 11 Cases, which totaled $6,479. The Company invested $649 in property and equipment and $1,874 in rental video tapes. The Company generated $11,951 in net proceeds from going out of business ("GOB") sales. The Company paid $1,079 of equipment capital leases obligations.

         During the 52 week period ended July 1, 1995, the Company's cash position increased $29,056. The significant sources and uses of cash for the period were as follows:

         The Company generated $84,164 of cash from operations after net interest expense (including adequate protection payments) and professional fees actually paid that were associated with the Chapter 11 Cases, which together totaled $32,592.

         The Company generated $78,323 from GOB sales and sale of real property in Boardman, Ohio and Jacksonville, Florida. Of this amount $46,330 was paid to reduce principal on the Company's prepetition revolving credit facility debt and prepetition senior notes. The Company also received $3,194 from the sale of leasehold interests in 13 of the closed stores.

         The Company invested $9,088 in property and equipment. The investments were primarily for store "rightsizing," merchandising fixtures and financial systems. The Company invested $11,925 in video rental tapes.

Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

         Management believes the availability of the Revolving Credit Facility, together with the Company's current cash position and expected cash flows from operations for Fiscal Year 1998 will enable the Company to fund its working capital needs and capital expenditures. Achievement of expected cash flows from operations is dependent upon, among other things, the Company's attainment of sales, gross profit and expense levels that are consistent with its financial projections, and there can be no assurance that the Company will achieve its expected cash flows.

         Investment activities for Fiscal Year 1998 are expected to total $27,400. The major expenditures are expected to be (i) video rental tapes ($8,300), (ii) rightsizing and remodeling of existing stores ($9,400), (iii) systems and technology ($5,500) and (iv) new stores ($1,000). The Company expects to finance and meet its obligations for these capital expenditures through internally generated funds and the use of the Company's current cash position.

Item 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Under the terms of the Plan of Reorganization and Phar-Mor's Amended and Restated Articles of Incorporation, each of the initial directors commenced service as directors on September 11, 1995 and each will serve until the 1997 annual meeting of shareholders or until their successors are elected and duly qualified.

         The executive officers and directors of the Company as of the date hereof are listed below:

Name                  Age   Position(s)
----                  ---   -----------
M. David Schwartz     52    President and Chief Operating Officer

Sankar Krishnan       50    Senior Vice President and Chief Financial Officer

Warren E. Jeffery     48    Senior Vice President of Operations and Pharmacy

John R. Ficarro       45    Senior Vice President, Chief Administrative Officer,
                            General Counsel and Secretary

Michael K. Spear      52    Senior Vice President of Marketing and Merchandising

Abbey J. Butler       60    Director

Melvyn J. Estrin      55    Director

Malcolm T. Hopkins    69    Director

Richard M. McCarthy   60    Director


         M. David Schwartz has served as President and Chief Operating Officer of the Company since February 1993. From 1991 to 1993, he was a Director and the President and Chief Executive Officer of Smitty's Super Valu, Inc., a food and general merchandising retailer, and between 1987 and 1991 Mr. Schwartz served as a Director and the President and Chief Operating Officer of Perry Drug Stores Inc., a regional chain of 200 drug stores. Mr. Schwartz was Vice President of Drug/General Manager for the Kroger Company between 1985 and 1987 and, between 1971 and 1985, held positions with Albertson's Inc. including Senior Vice President of Marketing, Senior Vice President of Non-Foods Merchandising, Distribution and Procurement, Vice President of Merchandising, and Non-Foods Merchandise Manager. Mr. Schwartz attended Arizona State University.

         Sankar Krishnan has served as Senior Vice President and Chief Financial Officer of the Company since June 1997. From August 1993 to June 1997, Mr. Krishnan served as Vice President - Corporate Controller of the Company. From February until August 1993, Mr. Krishnan served as Pharmacy Business Administrator of the Company. From 1991 until the time he joined Phar-Mor, Mr. Krishnan served as Senior Vice President and Chief Financial Officer of Thrifty Drug Stores. From 1988 to 1991, he served as Senior Vice President and Chief Financial Officer of Lord & Taylor, a division of May Department Stores. He was employed with Macy's from 1970 to 1988, serving as Senior Vice President and Chief Financial Officer of Macy's New Jersey division from 1983 to 1988. Mr. Krishnan received a Masters degree in Applied Science from the University of Waterloo in Ontario, Canada, and a Bachelor of Technology degree from the University of Madras, India.

         Warren E. Jeffery has served as Senior Vice President of Operations of the Company since April 1996. Prior to that, Mr. Jeffery served as Vice President of Operations, beginning February 1993. From 1992 to 1993, he served as Regional Director - Store Operations for Revco D.S., Inc., operator of one of the country's largest retail drug store chains. Mr. Jeffery was employed by Perry Drug Stores from 1976 until 1992, holding various management positions, including Vice President of Store Operations from 1988 to 1992. Mr. Jeffery received a B.S. degree in pharmacy from Ferris State University.

         John R. Ficarro has served as Senior Vice President and Chief Administrative Officer in addition to his existing duties as General Counsel and Secretary of the Company since June 1997. Prior to that, Mr. Ficarro served as Vice President, General Counsel and Secretary of the Company beginning in February 1995. From 1981 to 1995, Mr. Ficarro was employed by General Host Corporation where he served as Vice President, General Counsel and Secretary since 1989 and prior to that time served as Counsel to several of its retail businesses. Prior to 1981, Mr. Ficarro practiced law at Titone & Roarke in Ft. Lauderdale, Florida. Mr. Ficarro received a B.A. from the Maxwell School at Syracuse University and a J.D. from its College of Law.

         Michael K. Spear has served as Senior Vice President of Marketing and Merchandising of the Company since July 1996. From 1995 to 1996, Mr. Spear served as Executive Vice President Merchandising, Marketing, Information Systems at Fred's, Inc., a regional grocery retailer located in Memphis, Tennessee. Prior to that, Mr. Spear served in a number of positions with Wal-Mart from 1973 to 1995, beginning as store manager until his most recent position as Vice President, Divisional Merchandise Manager Hardlines at Wal-Mart's Sam's Club.

         Abbey J. Butler is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex Corporation ("Avatex"), formerly known as FoxMeyer Health Corporation. Mr. Butler also serves as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in Avatex, and as President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director and a member of the Executive Committee of FWB Bancorporation, the holding company of Grand Bank; and as a director of Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent, UroHealth Systems, Inc., a developer, manufacturer and distributor for the urology, minimally invasive and general surgery, and gynecology markets, and Cyclone, Incorporated, a distributor and installer of chain link fence systems, highway guard rails and industrial gates and posts. Mr. Butler is a trustee and a member of the Executive Committee of the Board of Trustees of the American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George Bush to serve on the President's Advisory Committee on the Arts, and he now serves as a member of the Executive Committee of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C.

         Melvyn J. Estrin is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex. Mr. Estrin also serves as managing partner of Centaur Partners, L.P., an investment partnership, and as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, and of University Research Corporation, a consulting firm. Mr. Estrin presently serves as a director and member of the Executive Committee of FWB Bancorporation, the holding company of Grand Bank; and as a director of Washington Gas Light Company, Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent, and UroHealth Systems, Inc., a developer, manufacturer and distributor for the urology, minimally invasive and general surgery, and gynecology markets. Mr. Estrin has served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission.

         Malcolm T. Hopkins, a private investor and consultant since 1984, was Vice Chairman, Chief Financial Officer, a member of the Board of Directors, and a member of the three-man Senior Operating Committee of the St. Regis Corporation until, in 1984, St. Regis was acquired by Champion International. In addition to his corporate financial and administrative responsibilities at St. Regis, Mr. Hopkins was the senior officer in charge of strategic planning, international financial policy, and special government relations. He also had senior operating responsibility for St. Regis' chemical and insurance operations. Mr. Hopkins has served on the Board of Directors of the following companies since the dates indicated: the Columbia Gas System, Inc. (1982), MAPCO, Inc. (1986), the Metropolitan Series Funds (1985), various mutual funds of State Street Research and Management Company (1997), EMCOR Group, Inc.
(1994), and U.S. Home Corporation (1993). He received an A. B. degree from Union College and an L.L.B. degree from Albany Law School.

         Richard M. McCarthy has over thirty-years experience in credit and risk management. From 1962 until his retirement in 1994, Mr. McCarthy held various credit related position with Procter & Gamble Distributing Company, including Manager of Systems Operations (1987), Manager of Credit and Accounts Receivable
(1989), and Manager of Credit and Risk Management (1991 to 1994). In this last capacity, he was responsible for all of Procter & Gamble's domestic accounts receivable. Mr. McCarthy was a member of the Board of Directors of the National Association of Credit Management, the Cincinnati Association of Credit Management, the National Health & Beauty Aids Credit Association, and the National Food Manufacturers Credit Association. He holds a B.S. from Cornell University and served as an officer in the United States Marine Corps from 1958 to 1961.

Committees of the Board of Directors; Meetings

         The Board met seventeen times during Fiscal Year 1997. During Fiscal Year 1997, each director attended all Board meetings during the time such person was a member of the Board.

         On August 27, 1996, FoxMeyer Drug Company filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Messrs. Butler and Estrin were executive officers and directors of FoxMeyer Drug Company. On July 26, 1996, Ben Franklin Retail Stores, Inc. filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, Messrs. Butler and Estrin were directors of Ben Franklin Retail Stores, Inc.

         The Board has a standing Audit Committee and a standing Compensation Committee.

         Audit Committee. The Audit Committee of the Board provides the Board with an independent review of the Company's accounting policies, the adequacy of financial controls and the reliability of financial information reported to the public. The Audit Committee also conducts examinations of the affairs of the Company as required by law or as directed by the Board, supervises the activities of the internal audit department and reviews the services provided by the independent auditors. For Fiscal Year 1997, the Audit Committee consisted of Mr. Hopkins (the Committee Chairman) and Mr. McCarthy, and met three times. For Fiscal Year 1998, the Audit Committee currently consists of Mr. Hopkins (the Committee Chairman) and Mr. McCarthy.

         Compensation Committee. The Compensation Committee of the Board determines compensation and benefits for officers, reviews salary and benefit changes for other senior officers, administers the Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan (the "Phar-Mor Stock Incentive Plan"), the Phar-Mor, Inc. 1995 Director Stock Plan (the "Phar-Mor Director Stock Plan"), the Phar-Mor, Inc. 1996 Director Retirement Plan (the "Phar-Mor Director Retirement Plan") and other employee benefits. For Fiscal Year 1997, the Compensation Committee consisted of Ms. Linda Haft and Messrs. Butler (the Committee Chairman), Estrin and Hopkins, and met one time. For Fiscal Year 1998, the Compensation Committee currently consists of Messrs. Butler (the Committee Chairman), Estrin and Hopkins.

         Section 16(a) Beneficial  Ownership Reporting  Compliance.  Pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to identify any person who, at any time during Fiscal Year 1997, was a director of the Company, an executive officer of the Company or its subsidiaries or beneficial owner of more than 10% of the Company's Common Stock or any other person who was subject to Section 16(a) of the Exchange Act with respect to the Company that during Fiscal Year 1997 failed to file on a timely basis with the S.E.C. any report required by Section 16(a) of the Exchange Act, which are Form 3 (an initial report of beneficial ownership of common stock) or on Form 4 or Form 5 (relating to changes in beneficial ownership of common stock). Based solely on a review of such Forms 3, 4 and 5, and amendments thereto, furnished to the Company by the reporting persons known to it, as required by Rule 16a-3(e), except as set forth below, no reporting person that was required during Fiscal Year 1997 to comply with Section 16(a) of the Exchange Act failed to comply with such requirements. A Form 5 report was not filed on a timely basis by directors Ms. Haft, and Messrs. Butler, Estrin, Haft, Hopkins and McCarthy with respect to automatic grants of stock options of 5,000 shares each granted on October 1, 1996, and where applicable, with respect to the automatic receipt of shares of Common Stock of the Company in lieu of all or a portion of their annual retainer. A Form 4 report was not filed on a timely basis by Mr. Spear with respect to options granted to him during Fiscal Year 1997 and a Form 3 initial filing report was not filed on a timely basis by Mr. Krishnan during Fiscal Year 1997. All failures to timely file annual reports were inadvertent and do not relate to the actual purchase of or sale of shares of Common Stock of the Company.

Item 11.  Executive Compensation.

Summary Compensation Table

         The following table sets forth information concerning the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company who served in those capacities as of June 28, 1997 (the "Named Officers").

                                                                                           Long-Term
                                                                                          Compensation
                                                     Annual Compensation                     Awards
                                        -----------------------------------------------   ------------
           Name and             Fiscal                                  Other Annual         Stock           All Other
      Principal Position         Year   Salary ($)   Bonus ($)(1)    Compensation ($)(3)   Options(#)    Compensation ($)(4)

Robert M. Haft (5)               1997     972,000       583,200                    --          5,000           203,662
Former Chairman and CEO          1996     726,936       270,000                    --        256,250            66,637

M. David Schwartz                1997     620,076       620,076                    --           --               8,305
President and COO                1996     571,632       215,000                    --        175,000           505,548
                                 1995     500,000       200,000                    --           --               2,602

Michael Spear                    1997     275,000       325,000                    --         50,000           234,233
Senior Vice President -
Marketing and Merchandising

Warren E. Jeffery                1997     190,585       183,000                    --         50,000             6,671
Senior Vice President - Store    1996     176,265        50,000                    --         50,000            78,540
and Pharmacy Operations          1995     168,390        80,000                    --           --                 875

John R. Ficarro                  1997     186,791       173,000                    --           --               6,440
Senior Vice President, CAO       1996     155,016        50,000                    --         15,000            34,013
Secretary and General            1995      59,622        28,000                    --           --                --
Counsel

(1) Bonuses are shown for the fiscal year earned, but may be paid in the following year.

(2) The $325,000 in bonus earned by Mr. Spear in Fiscal Year 1997 includes a $100,000 "signing" bonus paid upon his acceptance of employment with the Company and relocation of his residence to Youngstown, Ohio.

(3) No information is provided in the column labeled "Other Annual Compensation" since the aggregate amount of perquisites and other personal benefits for the periods indicated is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each of the named officers.

(4) Information provided in the column labeled "All Other Compensation" for Fiscal Year 1997 includes the following: (i) the value of insurance premiums paid by the Company for the benefit of each of the Named Officers as follows: Mr. Haft, $183,941; Mr. Schwartz, $2,451; Mr. Spear, $2,451; Mr. Jeffery, $2,455 and Mr. Ficarro, $2,451; (ii) matching contributions to the Company's 401(k) Employee Savings and Retirement Plan to each of the Named Officers as follows: Mr. Haft, $3,450; Mr. Schwartz, $5,854; Mr. Jeffery, $4,216; and Mr. Ficarro, $3,989; (iii) moving expenses paid by the Company for the benefit of each of the Named Officers as follows: Mr. Spear $231,782; (iv) matching contributions to the Company's non-qualified deferred compensation plan as follows: Mr. Haft, $16,271.

(5)  Mr. Haft resigned as Chairman and CEO effective September 19, 1997.

Option Grants in Fiscal Year 1997

         Option Grants. The table below shows, for each of the Named Officers, the number of options granted during Fiscal Year 1997. All of the options set forth below were issued under the Phar-Mor Stock Incentive Plan, other than options to purchase 5,000 shares granted to Mr. Haft (and each of the other directors of the Company) under the Phar-Mor Director Stock Plan. As of June 28, 1997, no stock appreciation rights ("SARs") were outstanding.

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                        Annual Rates of Stock
                                               Percent of Total                          Price Appreciation
                                               Options Granted                           for Option Term (4)
                         Number of Securities    to Employees                               (in thousands)
Name and                  Underlying Options   Fiscal Year 1997   Exercise   Expiration  -------------------
Position                      Granted (#)          (%) (3)      Price ($/Sh)    Date      5% ($)   10% ($)
--------                      -----------          -------      ------------    ----      ------   -------

Robert Haft (1)                   5,000               5.0           6.17      10/1/2001     9        19

M. David Schwartz                   -                 -               -           -         -        -

Michael Spear                       -                 -               -           -         -        -

Warren E. Jeffery (2)            50,000              50.0           5.44       6/5/2004    111      258

John R. Ficarro                     -                 -               -           -         -        -

(1) The options issued to Mr. Haft under the Phar-Mor Director Stock Plan vest immediately upon grant and have a term of 5 years.

(2) Options to purchase 50,000 shares granted to Mr. Jeffery under the Phar-Mor Stock Incentive Plan vested with respect to 33 1/3% of the underlying shares on the date of grant (June 5, 1997) and will vest in additional increments of 33 1/3% of the underlying shares (subject to adjustment) on each of the succeeding two anniversaries of such date.

(3)      Based on a total of 100,000 options granted to employees of Phar-Mor.

(4) Annual growth-rate assumptions are prescribed by the rules of the SEC and do not reflect actual or projected price appreciation of the underlying Common Stock.

         Excluded from this table are stock options to purchase a total of 300,000 shares that were granted as of June 5, 1997 to Mr. Haft (125,000 shares); Mr. Schwartz (100,000 shares); and Mr. Ficarro (75,000 shares). These option grants were seven-year, non-qualified options at $5.4375 per share and exercisable as to one-third on June 5, 1997 and as to one-third additionally on the first and second anniversaries thereof. The grants of these options are subject to shareholder approval of a proposed increase of available shares under the Phar-Mor Stock Incentive Plan. See "-- Executive Compensation Plans - Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan."

Option Exercises and Values

         Except as otherwise indicated in the foregoing table, the options granted under the Phar-Mor Stock Incentive Plan vested with respect to 20% of the underlying shares on each of September 11, 1995, September 11, 1996 and September 11, 1997, and will vest in additional increments of 20% of the underlying shares (subject to adjustment) on September 11, 1998 and September 11, 1999. All options under the Phar-Mor Stock Incentive Plan (except for those held by Mr. Haft) will be subject to early termination within periods of up to one year (depending on the cause of a termination of service) after the effective date of a termination of service under the Phar-Mor Stock Incentive Plan or (if applicable) the expiration date under an applicable employment agreement. Except for Mr. Haft, (i) to the extent then not vested, the options will terminate and (ii) to the extent then vested, they may be exercised within one year following the death or disability of the holder of the option, and within six months following any other termination event, except where a termination by the Company is for cause, in which case the options then will terminate.

Option Exercises and Values for Fiscal Year 1997

         The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options, and the values of unexercised options at June 28, 1997 for the Named Executive Officers. Value is considered to be, in the case of exercised options, the difference between the exercised price and the market price on the date of exercise and, in the case of unexercised options, the difference between the exercise price and the market price on June 28, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTIONS VALUES


                                                             Number of Securities          Value of Unexercised
                                                            Underlying Unexercised       In-the-Money Options at
                     Shares Acquired                       Options at June 28, 1997         June 28, 1997 ($)
Name                 On Exercise (#)  Value Realized ($)  (Exercisable/Unexercisable)  (Exercisable/Unexercisable)
----                 ---------------  ------------------  ---------------------------  ---------------------------

Robert M. Haft              --               --                112,500/143,750                 $391/$0
M. David Schwartz           --               --                 70,000/105,000                    --
Michael Spear               --               --                 10,000/40,000                     --
Warren E. Jeffery           --               --                 36,667/63,333               $13,542/$27,083
John R. Ficarro             --               --                  6,000/9,000                      --


Executive Compensation Plans

         Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan. The Phar-Mor Stock Incentive Plan was adopted in order to attract, reward and retain key personnel (including officers, whether or not directors) of the Company and its subsidiaries and certain other closely related eligible persons who provide substantial services to such entities ("Eligible Persons") and to provide them with long-term incentives that are linked to the Company's stock performance. Approximately 9 officers and approximately 414 other employees of the Company and its subsidiaries are currently eligible to participate under the Phar-Mor Stock Incentive Plan.

         The Phar-Mor Stock Incentive Plan is administered by the Compensation Committee of the Board (the "Administrator"). A maximum of 913,333 shares of the Company's Common Stock (subject to adjustment) may be issued upon the exercise of awards granted under the Phar-Mor Stock Incentive Plan. As of June 28, 1997, a total of 844,150 shares of the Company's Common Stock were subject to options granted under the Phar-Mor Stock Incentive Plan.

         The Phar-Mor Stock Incentive Plan authorizes the issuance of options and (subject to plan limitations) certain stock appreciation rights ("SARs"). As is customary in incentive plans of this nature, the number and kind of shares available under the Phar-Mor Stock Incentive Plan, share limits, and shares subject to outstanding awards are subject to adjustment in the event of certain reorganizations, recapitalization's, stock splits, stock dividends, spin-offs, property distributions or other similar extraordinary transactions or events in respect of the Company or the shares of the Company. Shares relating to options or SARs that are not exercised or that expire or are canceled will again become available for grant purposes under the Phar-Mor Stock Incentive Plan to the extent permitted by law and the plan. Awards may be repriced or otherwise amended after grant, provided that the amendment does not adversely affect the holder's rights without his or her consent. A maximum of 277,778 shares of the Company's Common Stock may be subject to options that during any twelve month period are granted to any Eligible Person under the Phar-Mor Stock Incentive Plan.

         The exercise price of the options granted under the Phar-Mor Stock Incentive Plan generally may not be less than the fair market value of the Company's Common Stock on the date of grant or such greater amount as may be determined by the Administrator. An option may either be an incentive stock option, as defined in the Code, or a non-qualified stock option. All 844,150 options granted pursuant to the Phar-Mor Stock Incentive Plan as of June 28, 1997 are non-qualified stock options. The aggregate fair market value of the Common Stock (determined at the time the option is granted) for which incentive stock options may be first exercisable by an option holder during any calendar year under the Phar-Mor Stock Incentive Plan or any other plan of the Company or its subsidiaries may not exceed $100,000. A non-qualified stock option is not subject to any of these limitations.

         Subject to early termination or acceleration provisions (which are summarized below), an option generally will be exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date, all as determined by the Administrator. Earlier expiration may occur following a termination of service. In no event, however, is an option under the Phar-Mor Stock Incentive Plan exercisable more than seven years after its date of grant.

         Upon the occurrence of either (A) a Change in Control Event (as defined in the Phar-Mor Stock Incentive Plan to include, but not be limited to, (i) the approval by the shareholders of the Company of a dissolution or liquidation,
(ii) certain agreements of merger or consolidation resulting in the Company's shareholders, or entities associated or affiliated with them, holding less than 50% of the voting stock of the surviving entity, (iii) the sale of substantially all the assets of the Company as an entirety to a person that is not an affiliated person of the Company, (iv) a person or group (other than Robert M. Haft, Hamilton Morgan or other 25% owners as of September 11, 1995 and certain related entities) acquiring beneficial ownership of over 50% of the voting power, or (v) certain changes in the composition of the Board), or (B) under other circumstances (such as a termination of service), the Administrator, in its discretion, may provide for acceleration or extension of the exercisability of awards, or provide for certain other limited benefits, which may include SARs, under some or all awards and may determine the extent, duration and other conditions of such additional rights by amendment to outstanding awards or otherwise. The Board may terminate or amend the Phar-Mor Stock Incentive Plan, subject to the rights of holders of outstanding options. If an amendment would
(i) materially increase the benefits accruing to Eligible Persons under the Phar-Mor Stock Incentive Plan, (ii) materially increase the aggregate number of shares that may be issued under the Phar-Mor Stock Incentive Plan, or (iii) materially modify the eligibility requirements for participation under the Phar-Mor Stock Incentive Plan, the amendment, to the extent deemed necessary by the Board or the Administrator or then required by applicable law, must be approved by the shareholders.

         An amendment to the Phar-Mor Stock Incentive Plan increasing the number of shares available under the Phar-Mor Stock Incentive Plan from 913,333 to 1.75 million has been approved by the Board, but has not yet been approved by the shareholders. Options to purchase a total of 375,000 shares have been granted to certain executive officers subject to the approval of this amendment by the shareholders.

         401(k) Employee Savings Plan. Employees of the Company are eligible to participate in the 401(k) Employee Savings Plan (the "401(k) Plan"). The 401(k) Plan is a tax-qualified profit sharing plan that provides for pre-tax deferrals by employees and employer matching and profit-sharing contributions. In addition, warehouse employees and drivers are eligible to participate in a separate 401(k) savings plan.

         Retirement Plan. The Company maintains a noncontributory retirement plan (the "Retirement Plan") that provides benefits, following retirement at age 65 or older with one or more years of credited service (or age 55 with five or more years of credited service), to salaried, non-union employees, including officers of the Company. The Retirement Plan provides a monthly pension for life to supplement personal savings and Social Security benefits. The following table shows as of June 28, 1997 the estimated annual benefits payable upon retirement at age 65 under the Retirement Plan by specified compensation and years of service classification applicable to officers:

  Average Annual                   15 Years   20 Years   25 Years   30 or More
   Compensation                    Service    Service    Service   Years Service
   ------------                    -------    -------    -------   -------------
  $100,000 . . . . . . . . . . .   $14,109    $18 182    $23,515      $28,218
  $150,000 . . . . . . . . . . .   $21,984    $29,312    $36,640      $43,968

         The amounts shown in the table are based on an assumed continued applicability of the $150,000 compensation limit for qualified plans under the Code. Each year's accrued benefit under the Retirement Plan is 0.6% of final average annual compensation not in excess of a rolling average of the last 35 years annual social security wage base, plus 1.05% of final average annual compensation in excess of such average wage base, multiplied by years of credited service up to a maximum of 30 years. The estimated annual retirement benefits, for the individuals named below, were developed based on 1995 compensation, projected covered compensation, and the respective dates of birth and projected credited service at normal retirement age under the Retirement Plan. The credited years of service as of June 29, 1997 for individuals named in the Summary Compensation Table who are eligible to participate in the Retirement Plan are as follows: Mr. Schwartz - 4 years; Mr. Jeffrey - 4 years; and Mr. Ficarro - 2 years. The plan was frozen as of June 29, 1996. Assuming these individuals remain employed until the vesting period is reached, their estimated annual retirement benefits under the plan will be: Mr. Schwartz - $7,516; Mr. Jeffrey - $5,585; and Mr. Ficarro - $2,934.

         To the extent permitted by law, the minimum eligibility and vesting provisions under these and other retirement, health and welfare benefit plans were waived for Mr. Haft under the terms of his employment agreement.

         Other Pension Plans. In addition to the Retirement Plan discussed above, the Company maintains two other pension plans for various groups of employees: (i) the Phar-Mor, Inc. Retirement Plan for Hourly Employees at Niles, Ohio Store and (ii) Tamco Distributors Company Warehouse and Drivers Pension Plan (collectively, the "Pension Plans"). The Pension Plans are defined benefit plans subject to the Employee Retirement Income Security Act of 1974 (as amended, "ERISA").

         Corporate Executive Bonus Plan. Under the Company's Corporate Executive Bonus Plan for Fiscal Year 1997 (the "1997 Bonus Plan"), certain executive officers would be eligible to receive a cash bonus if the Company achieved a pre-established level of performance for the fiscal year. The participating executive would receive at least 60% of his or her individual targeted percentage bonus ("target bonus") if this performance were at target, and 35% of the target bonus (e.g., if the target bonus is 50%, 35% of 50%) if the Company's performance were at entry level; the remaining amount (up to 40%) was subject to the discretion of the Board. If the Company did not achieve the targeted level of performance, but achieved an "entry level" or minimum performance threshold for payment of bonuses established by the Board, the specific bonus amount between minimum and target bonus levels would be extrapolated, pro rata, based on the relationship of actual performance to the entry and target levels of performance; 60% of such amount would be mandatory and up to 40% discretionary. For Fiscal Year 1997, total bonuses of $3,209,000 were paid to 116 employees under the 1997 Bonus Plan.

         Mr. Haft's annual cash bonus rights under his employment agreement (which are subject to each year's bonus plan, or otherwise provided for under separate agreement with the Company) are fixed at a maximum of 60% of base salary, but are not be subject to the 60/40 discretionary allocation applicable to other executives. If the Company's performance reaches the target performance level, the full 60% target bonus will be payable to him; if the Company's performance reaches the entry level performance, a 21% minimum bonus will be paid, with the actual bonus amount between 21% and 60% to be determined by the extrapolation methodology described above. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements - Mr. Robert Haft."

Compensation of Directors

         Each director of the Company (other than Mr. Haft, who waived such fees for as long as Mr. Haft was also an officer of the Company) receives an annual retainer fee of $25,000 and an attendance fee of $1,000 ($2,000 in the case of a committee chairman) for each meeting of the Board, and of each of the committees of the Board attended, other than committee meetings occurring on a date on which a Board meeting is scheduled. All directors are also reimbursed for travel and other out-of-pocket expenses incurred by them in attending Board or committee meetings.

         Pursuant to the Phar-Mor Director Stock Plan, directors receive an annual grant of options to purchase 5,000 shares of Common Stock, and may elect to receive additional shares of Common Stock in lieu of all or a portion of their annual retainer. Directors may elect to defer payment of all or a portion of their annual retainer under a non-qualified, unfunded deferred compensation plan. Deferred amounts are invested, at the election of the director, in an interest-bearing account or a stock equivalent account. The amounts deferred, plus any appreciation thereon, are paid in cash on the dates specified by the director. The Phar-Mor Director Stock Plan has been approved by the Board, but has not yet been approved by the shareholders.

         Pursuant to the Phar-Mor Director Retirement Plan, the Company credits each director of the Company who is not an employee of the Company or a subsidiary of the Company and who has served as director for at least three years (an "Eligible Director") annually, commencing in October 1996, with that number of shares of Common Stock whose aggregate fair market value on a date as specified under the Phar-Mor Director Retirement Plan equals the amount of the then current annual retainer payable to such Eligible Director, or such other amount as may be determined by resolution of the Compensation Committee of the Board. The award is not in the form of actual shares of Common Stock, and no shares of Common Stock will be set aside for the benefit of Eligible Directors under the Phar-Mor Director Retirement Plan. The number of shares of Common Stock in each retirement share account is subject to adjustment for dilution or otherwise as set forth in the Phar-Mor Director Retirement Plan. The Phar-Mor Director Retirement Plan has been approved by the Board, but has not yet been approved by the shareholders.


Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         The Company has entered into employment agreements with Messrs. Haft, Schwartz, Spear, Jeffery and Ficarro each of which is described below.

         Mr. Robert Haft. On September 19, 1997, in connection with the consummation of the transactions contemplated by the HM Redemption Agreement (as defined and discussed below under "Security Ownership of Certain Beneficial Owners and Management -- Potential Change of Control"), the Company and Mr. Haft entered into a severance agreement (the "Severance Agreement"), pursuant to which Mr. Haft resigned as Chairman of the Board and Chief Executive Officer of the Company and received a lump-sum cash payment of $4,417,000. In the event a long-term performance payment becomes payable to Mr. Haft pursuant to his employment agreement, it will be paid at 75% of the amount provided for in the employment agreement. The terms of the long term performance payout provided for in Mr. Haft's employment agreement were as follows: commencing with Fiscal Year 1998 and each third year thereafter during the term of the employment agreement, Mr. Haft would receive a long-term performance payout in an amount (subject to the offset referred to in the last sentence of this paragraph) equal to 3% of any excess of (i) the aggregate market value of the publicly-traded shares of Common Stock based on the average closing price for the thirty (30)-day period ending on the last day of the subject period ( less the sum of (a) the proceeds from the exercise during such period of any options or warrants plus (b) any cash or property consideration actually received by the Company during such period from the issuance of any shares of its Common Stock) over (ii) the aggregate market value of the publicly-traded shares of Common Stock based on the average closing price for the thirty (30)-day period ending on the last day of the immediately prior subject period (provided that for the first day of the period ending on June 30, 1998, such average closing price shall be deemed to be $8.00 per share). One-half of the aggregate annual bonuses paid or payable in respect of the applicable three-year period will be offset against the long-term payout amount.

         In addition, pursuant to the Severance Agreement, the Company agreed to continue to provide benefits to Mr. Haft through September 19, 2000 and maintain Mr. Haft's Washington, D.C. office and his current secretary through September 19, 1999. Mr. Haft has until February 2000, October 2000 and October 2001 to exercise earlier granted options and 180 days from the approval by shareholders of the increase in available shares under the Phar-Mor Stock Incentive Plan to exercise his most recent options. The most recent grant was to purchase 125,000 shares at a price of $5.437 per share and is fully exercisable during the 180-day period. The Company also agreed to indemnify Mr. Haft and provide him with tax reimbursement with respect to any payments that constitute excess parachute payments under Federal income tax laws. The Company further agreed to provide a letter of credit in the amount of approximately $2.9 million to secure its contractual obligations under the Severance Agreement. Mr. Haft and the Company released each other from all claims, except claims by Mr. Haft against Messrs. Butler and Estrin other than in their capacities as members of the Board. See "Certain Relationships and Related Transactions --Hamilton Morgan."

         The principal terms of the employment agreement between the Company and Mr. Haft, which was in effect prior to the execution and delivery of the Severance Agreement are described below. The employment agreement with Mr. Haft had a rolling three-year term commencing on September 11, 1995 that provided for Mr. Haft to serve as Chief Executive Officer and Chairman of the Board. Mr. Haft's initial annual base salary was $900,000 subject to annual cumulative increases of 8%. The agreement provided for an annual incentive bonus under a

Company-sponsored bonus plan (if a bonus plan were approved, or otherwise as provided under a separate agreement between the Company and Mr. Haft), if reasonable performance objectives approved by the Board were achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing in Fiscal Year 1996.

         Mr. Haft was also granted options to purchase 256,250 shares of Common Stock at $8.00 per share under the Phar-Mor Stock Incentive Plan. Mr. Haft's employment agreement provided for additional benefits in the future not less favorable than those provided under options granted or to be granted to other executives during the term of the employment agreement.

         Pursuant to his employment agreement, Mr. Haft was permitted to engage in activities, in addition to serving as Chief Executive Officer and Chairman of the Board, and pursue other investments (including activities that were competitive with the Company's business provided that they did not unreasonably impede the performance of his duties for the Company and did not violate applicable legal requirements). The Board had the authority to terminate Mr. Haft's employment without compensation under certain circumstances. The agreement did not require Mr. Haft to provide services at the Company's principal locations. Mr. Haft could have resigned at any time without violating the agreement, although his resignation without cause and without the Board's consent would otherwise have been treated like a termination for cause by the Company.

         The employment agreement with Mr. Haft further provided for various employee benefits and perquisites, including but not limited to payment, on a tax reimbursed, "grossed up" basis, for a $3,000,000 whole life insurance policy on Mr. Haft's life or, at Mr. Haft's election, a term policy requiring an equivalent premium; disability insurance adequate to pay Mr. Haft 60% of base salary until age 70; reimbursement of all medical and dental costs for Mr. Haft and his family; the use of a company-owned car; and business expenses at locations other than the Company's headquarters. The agreement with Mr. Haft provided that, if it were terminated other than for cause, he would have been entitled to the present value of his base salary, discounted at 5%, for the remaining contract term, annual and long-term incentive payments payable for the remaining contract term, annual and long-term incentive payments payable for the remainder of the term, the accelerated vesting (and extended post-termination exercise periods) of all outstanding stock options, continued health and other benefits and tax reimbursement in respect of any termination payments that constitute excess parachute payments under Federal income tax laws. A termination for cause by the Company, under the agreement, was limited to death, permanent disability (as defined), acts of moral turpitude concerning the Company, voluntary resignation, or the entry of a felony conviction.

         Mr. Haft's annual cash bonus rights under his employment agreement (which were subject to each year's bonus plan, or otherwise provided for under separate agreement with the Company) were fixed at a maximum of 60% of base salary, but were not subject to the 60/40 discretionary allocation applicable to other executives. If the Company's performance reached the target performance level, the full 60% target bonus would have been payable to him; if the Company's performance reached the entry level performance, a 21% minimum bonus would have been payable to him, with the actual bonus amount between 21% and 60% to be determined by the extrapolation methodology described above.

         Mr. Haft's employment agreement provided for accelerated vesting and exercisability of all options if Mr. Haft were terminated without cause or if he was terminated for "good reason" because of certain unilateral material changes to certain terms of his service or other events (as more fully defined in the agreement). Mr. Haft's options in such circumstances were exercisable at any time within 4 1/2 years after September 11, 1995.

         Under the terms of Mr. Haft's employment agreement and grant of options, the Company agreed to loan Mr. Haft an amount equal to the exercise price of the options (upon exercise). No loans were ever made to Mr. Haft.

         The employment agreement with Mr. Haft provided that upon a change in control (as defined) Mr. Haft had the right for 90 days to terminate the agreement without cause and realize the present value of the full (and certain accelerated) benefits under the agreement for what would otherwise be the remaining term, as in the case of a termination by the Company without cause. A change in control under the agreement included (among other events) the removal of or failure to elect Mr. Haft Chairman of the Board, his involuntary disassociation from Hamilton Morgan LLC under certain circumstances by reason of the operation of the Hamilton Morgan LLC Operating Agreement buy-sell provision, certain changes in ownership involving 50% or more of the voting stock (or voting control) of the Company, the sale of all or substantially all of the assets of the Company, certain fundamental changes in the nature of its business approved by shareholders, certain changes affecting a majority of the Board, or the acquisition by any person or group (other than existing 25% holders or persons affiliated with Mr. Haft or FoxMeyer Corporation) of 50% or more control of the assets or voting stock of the Company. Such a termination by Mr. Haft would be deemed a termination without cause by the Company and entitle him to the rights attendant thereto, in addition to certain reimbursement for any excise taxes thereon on a "grossed-up" basis.

         Mr. M. David Schwartz. Mr. Schwartz executed a new employment agreement with the Company on June 5, 1997. The employment agreement with Mr. Schwartz has a term of two years and provides for Mr. Schwartz to serve as the Company's President and Chief Operating Officer. Mr. Schwartz's annual base salary is $636,000 for the first year of the term, which increase is retroactive to December 9, 1996, and then increases to $675,000 for the second year of the term. The agreement provides for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of not less than 60% of his annual base salary and a maximum of 100% of annual base salary, as further described below. A target bonus of 60% of his current annual base salary is guaranteed for Fiscal Year 1997. In addition to the options to purchase 175,000 shares of Common Stock at $8.00 per share under the Phar-Mor Stock Incentive Plan and a confirmation bonus of $450,000 plus 6,250 shares of Common Stock which Mr. Schwartz was previously granted, Mr. Schwartz was granted options to purchase an additional 100,000 shares of Common Stock at $ 5.4375 per share under the Phar-Mor Stock Incentive Plan (subject to shareholder approval of an amendment to increase the number of shares available under the plan from 933,333 to 1.75 million), which options vest with respect to one-third of the underlying shares on each of the date of grant (June 5, 1997), the first anniversary of the date of grant, and the second anniversary of the date of grant. The term of the options are seven years.

         Mr. Michael K. Spear. The employment agreement with Mr. Spear is at-will, and provides for Mr. Spear to serve as Senior Vice President of Merchandise and Marketing of the Company. Mr. Spear's annual base salary is $275,000 for the first year of his employment, $325,000 for the second year of his employment, $375,000 for the third year of his employment, and $400,000 for the fourth year of his employment. The agreement provides for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of 40% of his annual base salary and a maximum of 100% of annual base salary, as further described below. A bonus of $115,000 is guaranteed for each of Fiscal Year 1997 and Fiscal Year 1998. A bonus of $100,000 is guaranteed for Fiscal Year 1999 and a bonus of $60,000 is guaranteed for Fiscal Year 2000. On May 14, 1996, Mr. Spear was granted an option to purchase 50,000 shares of Common Stock at $7.625 per share under the Phar-Mor Stock Incentive Plan. On July 8, 1997, Mr. Spear was awarded an additional option to purchase 50,000 shares of Common Stock at $6.50 per share under the Phar-Mor Stock Incentive Plan. This seven year option vested as to one third on the grant date and vests as to an additional one third on each of the first and second anniversaries of the grant date. Mr. Spear received a cash bonus of $100,000 upon relocating his residence to the Youngstown, Ohio area in late 1996. If Mr. Spear voluntarily terminates his employment after being employed by the Company for one year but prior to being employed by the Company for two years, 50% of the bonus must be repaid.

         Mr. Warren E. Jeffery. The employment agreement with Mr. Jeffrey is at-will, and provides for Mr. Jeffery to serve as Senior Vice President-Store and Pharmacy Operations of the Company. Mr. Jeffery's annual base salary is $200,000. The agreement provides for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of 40% of his annual base salary. In addition to the options that Mr. Jeffery currently holds, he was granted an option to purchase an additional 50,000 shares of Common Stock at $5.4375 per share under the Phar-Mor Stock Incentive Plan, which option vests with respect to one-third of the underlying shares on each of June 5, 1997, June 5, 1998, and June 5, 1999. The term of the options are seven years.

         Mr. John R. Ficarro. The employment agreement with Mr. Ficarro has a term of two years commencing on June 5, 1997 and terminating on June 5, 1999, and provides for Mr. Ficarro to serve as Senior Vice President/ Chief Administrative Officer and General Counsel of the Company. Mr. Ficarro's annual base salary is $195,000 for the first year of the term, which increase is retroactive to December 9, 1996, and then increases to $206,700 for the second year of the term. The agreement provides for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of not less than 40% of his annual base salary and a maximum of

100% of annual base salary, as further described below. A target bonus of 35% of his current annual base salary is guaranteed for Fiscal Year 1997. In addition to the options to purchase 15,000 shares of Common Stock at $8.00 per share under the Phar-Mor Stock Incentive Plan which Mr. Ficarro was previously granted, Mr. Ficarro was granted options to purchase an additional 75,000 shares of Common Stock at $5.4375 per share under the Phar-Mor Stock Incentive Plan (subject to shareholder approval of an amendment to increase the number of shares available under the plan from 933,333 to 1.75 million), which options vest with respect to one-third of the underlying shares on each of the date of grant (June 5, 1997), the first anniversary of the date of grant, and the second anniversary of the date of grant. The term of the options are seven years.

         The general terms of the options granted to Messrs. Haft, Schwartz, Spear, Jeffery and Ficarro are summarized above. Each of the employment agreements (except the employment agreements of Messrs. Jeffery and Spear) provides for accelerated vesting and exercisability of all options if the employee is terminated without cause or if he terminates for "good reason" because of certain unilateral material changes to certain terms of his service or other events (as more fully defined in the agreements).

         Loans. The Phar-Mor Stock Incentive Plan authorizes the Administrator to make loans to optionees to pay the exercise price of options, subject to specified conditions. Mr. Spear's employment agreement specifically provides that he will be entitled to receive loans from the Company to facilitate the exercise of his options.

         Severance Plan. The Company's current severance plan, as it applies to officers generally, provides for payment of severance pay equal to salary at the time of termination for a period of 26 weeks, plus one additional week for each year of service, up to ten years. On March 27, 1997, the Company approved an amendment to its existing severance plan, enhancing benefits to all employees, including executive officers, whereby all such employees would receive additional severance payments upon loss of employment due to certain "change of control" events. Generally, executive officers would receive 18 months of pay in such event.

         The employment agreements for Messrs. Schwartz and Ficarro provide, in the case of a termination by the Company during the first year of the agreement without cause or by them "for good reason," for a severance payment equal to two year's total compensation (which includes salary plus average bonus paid to them over the previous two years), and in the case of a termination by the Company after the first year of the agreement without cause or by them "for good reason," for a severance payment equal to 1.5 times one year's total compensation (which includes salary plus average bonus paid to them over the previous two years).

         The employment agreement for Mr. Jeffery provides, in the case of a termination of the agreement by the Company within the period ending two years from June 16, 1997 without cause, for a severance payment equal to the continuation of Mr. Jeffery's base salary for a period of one year after the date of termination and the continuation of all medical benefits during such period. "Cause" is defined as a determination in good faith by the Company of Mr. Jeffery's personal dishonesty, gross negligence, willful misconduct, habitual use of alcoholic beverage or other substance abuse, or upon his conviction of any offense punishable by imprisonment of one year or more.

         The employment agreement for Mr. Spear provides, in the case of a termination of the agreement by the Company within the period ending two years from his employment commencement date without cause, for a severance payment equal to the continuation of Mr. Spear's base salary (including any guaranteed increases) for a period of one year after the date of termination and the continuation of all medical benefits during such period. "Cause" is defined as a determination in good faith by the Company of Mr. Spear's personal dishonesty, gross negligence, willful misconduct, habitual use of alcoholic beverage or other substance abuse, or upon his conviction of any offense punishable by imprisonment of one year or more. After two years, Mr. Spear will be subject to the Company's severance plan described above.

         Change in Control Consequences for Messrs. Schwartz and Ficarro. The employment agreements with Messrs. Schwartz and Ficarro provide that upon a change of control (as defined) each named executive will have the right to terminate the agreement for "good reason" and receive the full benefits thereunder as in the case of a termination by the Company without cause. A change of control under each agreement may include (among other events) (a) the acquisition by any individual, entity or group of beneficial ownership of 20% or more of either (i) the then outstanding shares of Common Stock of the Company, or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors of the Company; or (b) individuals who, as of the date of the employment agreement, constitute the Board of Directors of the Company, cease for any reason to constitute at least a majority thereof; or (c) approval by the shareholders of the Company of a reorganization, merger or consolidation which results in a change of ownership and/or voting rights of 30% or more of (i) the then outstanding shares of Common Stock of the Company, or (ii) the members of the Board do not remain members of the Board of the entity resulting from such reorganization, merger or consolidation; or (d) approval by the shareholders of the Company of a liquidation or a dissolution of the Company, or the sale or other disposition or substantially all of the assets of the Company. A change in control does not include any change in ownership of the Company's common stock resulting from any transaction among the principals of Hamilton Morgan.

Compensation Committee Interlocks and Insider Participation

         Ms. Haft and Messrs. Butler (the Committee Chairman), Estrin and Hopkins served as members of the Compensation Committee during Fiscal Year 1997. Ms. Haft and Mr. Hopkins are independent directors. Messrs. Butler and Estrin are co-Chief Executive Officers, Co-Chairmen of the Board, and major shareholders of Avatex and FoxMeyer Corporation.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Set forth in the table below is information, as of September 19, 1997, with respect to the number of shares of Common Stock beneficially owned by (i) each person or entity known by the Company to own more than five percent of the outstanding Common Stock, (ii) each person who is a director of the Company and
(iii) each of the Named Officers (as defined in Item 11). A person or entity is considered to "beneficially own" any shares (i) over which such person or entity exercises sole or shared voting or investment power or (ii) which such person or entity has the right to acquire at any time within 60 days (e.g., through the exercise of options or warrants).



                                        Amount and Nature       Percent      Number of Shares Which May
         Name and Address of              of Beneficial            of               be Acquired
         Beneficial Owner (1)             Ownership (2)          Class           Within 60 Days (3)
         --------------------             -------------          -----           ------------------

Avatex Corporation                         4,795,935(4)           39.1%               91,902(5)
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Pioneering Management Corporation          1,256,200(6)           10.33%                --
60 State Street
Boston MA 02109

The TCW Group, Inc.                          878,300(6)            7.22%                --
865 South Figueroa Street
Los Angeles, CA 90017

M. David Schwartz                            111,250                 *               105,000(7)
20 Federal Plaza West
Youngstown, Ohio 44501

Michael Spear                                 20,000                 *                20,000(7)
20 Federal Plaza West
Youngstown, Ohio 44501

John R. Ficarro                                9,000                 *                 9,000(7)
20 Federal Plaza West
Youngstown, Ohio 44501

Warren E. Jeffery                             46,667                 *                46,667(7)
20 Federal Plaza West
Youngstown, Ohio 44501

Sankar Krishnan                               15,000                 *                15,000(7)
20 Federal Plaza West
Youngstown, Ohio 44501

Abbey J. Butler                            4,805,935(8)           39.2%               10,000(9)
c/o Avatex Corporation
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206


Melvyn J. Estrin                           4,805,935(8)           39.2%               10,000(9)
c/o Avatex Corporation
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

                                        Amount and Nature       Percent      Number of Shares Which May
         Name and Address of              of Beneficial            of               be Acquired
         Beneficial Owner (1)             Ownership (2)          Class           Within 60 Days (3)
         --------------------             -------------          -----           ------------------

Malcolm T. Hopkins                            10,000                 *                10,000(9)
14 Brookside Road
Asheville, NC  28803

Richard M. McCarthy                           11,304                 *                10,000(9)
1710 Cottontail Drive
Milford, Ohio  45150

All Directors and Executive Officers,      5,039,156              40.4%              327,569
including those named above, as a
Group (9) persons

-------------------------------------
(* less than 1%)

(1) No director or executive officer is the beneficial owner of the other equity securities of the Company or any of its subsidiaries.

(2) Unless otherwise indicated, each person or entity has sole investment power and sole voting power with respect to the Common Stock beneficially owned by such person or entity.

(3) This column lists the number of shares of Common Stock which the names person or entity has the right to acquire within 60 days after September 19, 1997, through the exercise of stock options and warrants. The shares shown in this column are included in the Amount and Nature of Beneficial Ownership column.

(4) Includes 4,704,033 shares held directly by Avatex and 91,902 shares subject to purchase by Avatex within 60 days upon exercise of warrants.

(5) Includes 91,902 shares of Common Stock subject to purchase by Avatex within 60 days upon exercise of warrants.

(6) The information provided is based on reports on Schedule 13D and 13G filed by the designated persons and entities with the SEC.

(7) All such shares of Common Stock are subject to purchase by the indicated person within 60 days upon exercise of options awarded under the Phar-Mor Stock Incentive Plan. The table excludes shares subject to options where the grant of such options is subject to shareholder approval as set forth under "-- Executive Compensation -- Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan."

8) Messrs. Butler and Estrin are co-chairmen of the Board, co-chief executive officers and major shareholders of Avatex.

(9) All such shares are subject to purchase within 60 days by the indicated person upon exercise of options awarded under the Phar-Mor Director Stock Plan.

         Potential Changes in Control. As of September 19, 1997, and pursuant to the terms of the Hamilton Morgan LLC Interest Redemption and Exchange Agreement dated August 22, 1997 (the "HM Redemption Agreement"), Hamilton Morgan transferred ownership of all 3,750,000 shares of Common Stock it owned to Avatex. This transaction settled the outstanding disputes between Hamilton Morgan and Avatex that were subject to a pending arbitration between the parties. As part of the transaction, Hamilton Morgan and Avatex terminated their joint proxy agreement with respect to these shares. Avatex has pledged 2,617,500 shares of Common Stock as partial collateral to Credit Lyonnais. In the event of a default under the Credit Lyonnais pledge, Credit Lyonnais may acquire such shares by foreclosing on its collateral.

         Avatex has sole voting power to vote 2,617,500 shares of Common Stock. Pending approval of the Settlement (as hereinafter defined), the Chief Financial Officer of Avatex and the Trustee (as hereinafter defined), acting as co-escrow agents, share voting power over 1,132,500 of the shares, pursuant to the terms of an escrow agreement. Following approval of the Settlement, Avatex will have the sole power to vote all 3,750,000 shares of Common Stock.

         Avatex  also owns an  additional  954,033  shares  of Common  Stock and warrants to purchase 91,902 shares of Common Stock (collectively, the "Securities"). On June 19, 1996, FoxMeyer Drug Company, an indirect subsidiary of Avatex, conveyed the Securities to Avatex by way of dividend. On August 27, 1996, FoxMeyer Drug Company filed a petition for relief under the Bankruptcy Code and, in late November 1996, the unsecured creditors' committee in the bankruptcy case filed a lawsuit against Avatex seeking recovery of the Securities and certain other assets. On July 25, 1997, Avatex and the bankruptcy trustee (the "Trustee"), which had succeeded the unsecured creditors' committee's interest in the lawsuit, executed a settlement agreement (the "Settlement"). Pursuant to the Settlement, which is subject to the approval of the bankruptcy court with jurisdiction over the FoxMeyer bankruptcy cases, Avatex will retain ownership of the Securities and continue to have the sole power to vote all of the Securities, and will pledge 1,132,500 shares as collateral to the Trustee.

Certain Relationships and Related Transactions

         Transactions with Hamilton Morgan. On August 22, 1997, Robert Haft and Avatex entered into the HM Redemption Agreement, resolving issues stemming from Avatex triggering a buy/sell mechanism in December 1996. In exchange for 3,750,000 shares of Common Stock and the return of a voting proxy on other shares of Common Stock, Hamilton Morgan agreed to redeem the 69.8% Avatex interest in Hamilton Morgan; re-pay certain indebtedness; and receive other consideration.  As a  result  of  the  consummation  of the  transaction,  as of
September 19, 1997, Avatex beneficially holds 39.1% of the issued and outstanding Common Stock. On September 19, 1997, in connection with the consummation of the transaction contemplated by the HM Redemption Agreement, the Company and Mr. Haft entered into the Severance Agreement. See Item 11, "Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

         Transactions with Robert M. Haft. On September 19, 1997, the Company and Mr. Haft entered into the Severance Agreement whereby Mr. Haft resigned as Chairman and Chief Executive Officer of the Company and received certain benefits.

         Transactions with FoxMeyer Drug Company. Following the Petition Date, the Company entered into a revised, long-term supply agreement with FoxMeyer Drug Company (the "Supply Agreement") to become the Company's primary supplier of prescription medications until the later of August 17, 1997 or the date on which the Company's purchases equal an aggregate net minimum of $1.4 billion of products. The Supply Agreement established certain minimum supply requirements, specified events of default, and limited damages recoverable in the event of a termination. Abbey J. Butler and Melvyn J. Estrin, directors of the Company, are Co-Chairmen of the Board, Co-Chief Executive Officers and major shareholders of Avatex. FoxMeyer Drug Company is a wholly owned subsidiary of Avatex.

         On August 29, 1996, two days after FoxMeyer Drug Company and its subsidiaries filed their bankruptcy petition, the Company notified FoxMeyer Drug Company that the supply of products to the Company under the Supply Agreement was insufficient and that, consequently, FoxMeyer Drug Company had committed a material breach thereunder. On September 27, 1996, the Company received a response from FoxMeyer Drug Company disputing the Company's notification. The Company did not experience any material disruption to its business or supply of pharmaceutical products because adequate alternative sources of supply were readily available to the Company. In connection with McKesson Corp.'s purchase of FoxMeyer Drug Company's assets on November 8, 1996, McKesson Corp.
assumed the Supply Agreement.

                  Transactions with Daniel J. O'Leary. On May 12, 1997 Daniel J. O'Leary, the Company's Chief Financial Officer since December 1995, tendered his resignation effective June 13, 1997. In connection therewith, the Company paid Mr. O'Leary $225,000 and transferred title to him of a Company-leased vehicle valued at approximately $10,000.

                                     PART IV

ITEM 14 Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K.

(a)  Documents filed as part of this Form 10-K

          1. Financial Statements

               The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K.

          2. Financial Statement Schedule

               The Financial Statement Schedule listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Form 10-K

          3. Exhibits

               The  Exhibits  filed as part of this Form 10-K are  listed on the
               Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

(b)  Reports on Form 8-K


Date of Report       Date of Filing        Description
--------------       --------------        -----------

September 7, 1996    September 10, 1996    Agreement and Plan of Reorganization
                                           by and among the Company, ShopKo
                                           Stores, Inc. and Cabot Noble, Inc.

October 11, 1996     October 16, 1996      Amended Agreement and Plan of
                                           Reorganization by and among the
                                           Company, ShopKo Stores, Inc. and
                                           Cabot Noble, Inc.

December 18, 1996    December 20, 1996     Exercise by FoxMeyer Health
                                           Corporation of buy-sell provisions of
                                           Hamilton Morgan, LLC Operating
                                           Agreement.

April 1, 1997        April 3, 1997         Termination Agreement mutually
                                           terminating the Agreement and Plan of
                                           Reorganization by and among the
                                           Company, ShopKo Stores, Inc. and
                                           Cabot Noble, Inc.

May 20, 1997         May 29, 1997          Promotion of Sankar Krishnan to
                                           Senior Vice President and Chief
                                           Financial Officer

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       PHAR-MOR, INC.


Date:  September 25, 1997            By:  /s/ John R. Ficarro
                                                John R. Ficarro
                                                Senior Vice President and Chief
                                                 Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates listed below.


Date:  September 25, 1997            /s/  M. David Schwartz
                                              M. David Schwartz, President
                                              (principal executive officer)


Date:  September 25, 1997            /s/  Abbey J Butler
                                              Abbey J Butler, Director


Date:  September 25, 1997            /s/  Melvyn J. Estrin
                                              Melvyn J. Estrin, Director


Date:  September 25, 1997            /s/  Malcolm T. Hopkins
                                              Malcolm T. Hopkins, Director


Date:  September 25, 1997            /s/  Richard M. McCarthy
                                              Richard M. McCarthy, Director


Date:  September 25, 1997            /s/  Sankar Krishnan
                                              Sankar Krishnan
                                              Senior Vice President and Chief
                                               Financial Officer (principal
                                               financial and accounting officer)

-


                                 PHAR-MOR, INC.

                                INDEX TO EXHIBITS


Exhibit No.

*2.1 Third Amended Joint Plan of Reorganization of Phar-Mor, Inc. and certain affiliated entities dated May 25, 1995, as modified

**2.2     Disclosure Statement in Support of Plan of Reorganization

**2.3     Exhibits to Third Amended Plan of Reorganization

*3.1      Amended and Restated Articles of Incorporation

*3.2      By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

*9.1 Amended and Restated Limited Liability Company Agreement of Hamilton Morgan dated May 5, 1995, among Robert M. Haft, Mary Z. Haft and FoxMeyer Health Corporation

*10.1 New Security Agreements and New Equipment Notes entered into and issued by Phar-Mor, Inc. with the CIT Group/Equipment Financing, Inc., Ford Equipment Leasing Corp./General Electrical Capital Corporation, NBD Bank Evanston, N.A., Heleasco Twenty-Three, Inc., HCFS Business Equipment Corp., Romulus Holdings, Inc. and FINOVA Capital/Corporation

*10.2 Loan Security Agreement, dated September 11, 1995, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc. and Phar-Mor of Wisconsin,
                  Inc.

**10.2.1  Exhibits to Loan and Security Agreement

10.3 Employment Agreement between Phar-Mor, Inc. and M. David Schwartz, dated June 5, 1997

10.4 Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated June 5, 1997

***10.5 Employment Agreement between Phar-Mor, Inc. and Robert M. Haft, dated September 11, 1995

*10.6 Registration Rights Agreement by and among Phar-Mor, Inc. and FoxMeyer Drug Company and Hamilton Morgan L.L.C. dated September 11, 1995

*10.7 Registration Rights Agreement between Phar-Mor, Inc. and Alvarez & Marsal, Inc. dated September 11, 1995

*10.8 Third Amendment to Management Services Agreement dated as of September 11, 1995 among Phar-Mor, Inc. and certain affiliated entities, Alvarez & Marsal, Inc., Antonio C. Alvarez and Joseph A. Bondi

*10.9     Form of Indemnification Agreement dated as of September 11, 1995

*10.10    Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan

*10.11    Phar-Mor, Inc. 1995 Director Stock Plan

***10.12  Phar-Mor, Inc. 1996 Director Retirement Plan

# 10.13 Supply Agreement dated as of June 19, 1997 between Phar-Mor and McKesson Drug Company.

10.14 Severance Agreement between Phar-Mor, Inc. and Robert M. Haft dated September 19, 1997.

***21.1   List of Subsidiaries


23        Independent Auditors' Consent

27        Financial Data Schedule
-----------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Amendment No. 1 to Phar-Mor's Form 10, on December 15, 1995.

*** Previously filed in connection with the filing of Amendment No. 2 to Phar-Mor's Annual Report on Form 10-K405/A2, on March 27, 1997

**** Previously filed in connection with the filing of Amendment No. 2 to Form 10, on February 1, 1996

# Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission

PHAR-MOR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                          Page

INDEPENDENT AUDITORS' REPORT                                              F - 2

CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 1997
  AND JUNE 29, 1996                                                       F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FIFTY-TWO
  WEEKS ENDED JUNE 28, 1997, THE FORTY-THREE WEEKS ENDED
  JUNE 29, 1996, THE NINE WEEKS ENDED SEPTEMBER 2, 1995, AND THE
  FIFTY-TWO WEEKS ENDED JULY 1, 1995                                      F - 4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  (DEFICIENCY) FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1997, THE
  FORTY-THREE WEEKS ENDED JUNE 29, 1996, THE NINE WEEKS ENDED
  SEPTEMBER 2, 1995, AND THE FIFTY-TWO WEEKS  ENDED  JULY 1, 1995         F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FIFTY-TWO
  WEEKS ENDED JUNE 28, 1997, THE FORTY-THREE WEEKS ENDED
  JUNE 29, 1996, THE NINE WEEKS ENDED SEPTEMBER 2, 1995, AND THE
  FIFTY-TWO WEEKS ENDED JULY 1, 1995                                      F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F - 7

SCHEDULE II                                                               F - 26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phar-Mor, Inc. :

We have audited the accompanying consolidated balance sheets of Phar-Mor, Inc. and subsidiaries (the "Company") as of June 28, 1997 and June 29, 1996 (Successor Phar-Mor balance sheets), and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996 (Successor Phar-Mor operations), the nine weeks ended September 2, 1995 and the fifty-two weeks ended July 1, 1995 (Predecessor Phar-Mor operations). Our audits also included financial statement Schedule II, Valuation and Qualifying
Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the financial statements, in August 1992, the Board of Directors of the Company disclosed that a fraud and embezzlement of the
Company's assets, which had been concealed for a period of years by falsification of the accounting records, had been discovered. As a result, and as discussed in Notes 1 and 6, reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment were not available; accordingly, we were not able to complete our auditing procedures for depreciation and amortization related to property and equipment for the nine weeks ended September 2, 1995 and for the fifty-two weeks ended July 1, 1995. As discussed in Note 6, during the fifty-three weeks ended July 2, 1994, the Company recorded a $53,211,000 write down of its property and equipment based upon an independent appraisal. It was not possible to determine whether the aggregate amount of property and equipment at July 2, 1994 was greater than the original acquisition cost of such assets less accumulated depreciation and amortization.

In our opinion, except for the effect of any adjustments that might have been determined to be necessary had reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment been available, the Predecessor Phar-Mor financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Predecessor Phar-Mor for the nine weeks ended September 2, 1995 and the fifty-two weeks ended July 1, 1995 in conformity with generally accepted accounting principles.

In our opinion, the Successor Phar-Mor financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996 and the results of their operations and cash flows for the fifty-two weeks ended June 28, 1997 and the forty-three weeks ended June 29, 1996 in conformity with general accepted accounting principles.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, on August 29, 1995, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective on September 11, 1995. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Phar-Mor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.


Deloitte & Touche LLP
Pittsburgh, Pennsylvania

August 15, 1997
(September 19, 1997 as to Note 11)

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
--------------------------------------------------------------------------------

                                                                                  June 28,    June 29,
                                                                                    1997        1996
                                                                                 ----------  ---------

ASSETS

Current assets:
Cash and cash equivalents                                                          $ 79,847   $104,265
Accounts receivable - net                                                            21,614     20,834
Merchandise inventories                                                             169,103    152,904
Prepaid expenses                                                                      5,228      5,184
Deferred tax asset                                                                      515        388
                                                                                   --------   --------
Total current assets                                                                276,307    283,575

Property and equipment - net                                                         72,835     66,550
Deferred tax asset                                                                    9,255      9,382
Other assets                                                                          4,208      3,956
                                                                                   --------   --------

Total assets                                                                       $362,605   $363,463
                                                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                   $ 61,808   $ 53,761
Accrued expenses                                                                     36,019     33,590
Reserve for costs of rightsizing program                                              1,866      3,451
Current portion of self insurance reserves                                            2,649      3,701
Current portion of long-term debt                                                     2,624      2,903
Current portion of capital lease obligations                                          6,531      6,019
                                                                                   --------   --------
Total current liabilities                                                           111,497    103,425

Long-term debt                                                                      107,554    109,973
Capital lease obligations                                                            32,659     39,190
Long-term self insurance reserves                                                     8,098      7,226
Unfavorable lease liability - net                                                    12,493     11,081
                                                                                   --------   --------
Total liabilities                                                                   272,301    270,895
                                                                                   --------   --------

Commitments and contingencies                                                          --         --


Minority interests                                                                      535        535
                                                                                   --------   --------
Stockholders' equity:
Preferred stock, $.01 par value, authorized shares,
10,000,000, none outstanding                                                           --         --
Common stock, $.01 par value, authorized shares,
40,000,000; issued and outstanding shares, 12,159,199
at June 28, 1997,and 12,157,054 at June 29, 1996                                        122        122
Additional paid-in capital                                                           89,402     89,385
Retained earnings                                                                       245      2,526
                                                                                   --------   --------
Total stockholders' equity                                                           89,769     92,033
                                                                                   --------   --------
Total liabilities and stockholders' equity                                         $362,605   $363,463
                                                                                   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                      Successor Company           Predecessor Company
                                                      -----------------           -------------------
                                                                             ||      Nine
                                                 Fifty-two     Forty-three   ||   weeks ended     Fifty-two
                                                weeks ended    weeks ended   ||   September 2,   weeks ended
                                               June 28, 1997  June 29, 1996  ||      1995        July 1, 1995
                                               -------------  -------------  ||  ------------    ------------
                                                                             ||
Sales                                          $  1,074,828    $    874,284  ||  $    181,968    $  1,412,661
                                                                             ||
Less:                                                                        ||
Cost of goods sold, including occupancy and                                  ||
distribution costs                                  873,095         722,214  ||       147,124       1,152,120
Selling, general and administrative expenses        168,218         128,312  ||        27,057         204,671
Chapter 11 professional fee accrual                                          ||
   adjustment                                          --            (1,530) ||          --              --
Terminated business combination expenses              3,076            --    ||          --              --
Depreciation and amortization                        20,982          14,891  ||         3,732          24,643
                                               ------------    ------------  ||  ------------    ------------
Income from operations before interest                                       ||
expense, interest income, reorganization                                     ||
items, fresh-start revaluation, income taxes                                 ||
and extraordinary item                                9,457          10,397  ||         4,055          31,227
                                                                             ||
                                                                             ||
Interest expense (excludes contractual                                       ||
interest not accrued on prepetition debt of                                  ||
$3,897 and $20,595, in the nine weeks ended                                  ||
September 2, 1995, and the fifty-two weeks                                   ||
ended July 1, 1995, respectively)                    17,175          14,343  ||         5,689          33,324
                                                                             ||
Interest income                                       5,437           8,614  ||          --              --
                                               ------------    ------------  ||  ------------    ------------
                                                                             ||
                                                                             ||
(Loss) income before reorganization items,                                   ||
fresh-start revaluation, income taxes and                                    ||
extraordinary item                                   (2,281)          4,668  ||        (1,634)         (2,097)
                                                                             ||
Reorganization items                                   --              --    ||        16,798          51,158
                                                                             ||
Fresh-start revaluation                                --              --    ||        (8,043)           --
                                               ------------    ------------  ||  ------------    ------------
                                                                             ||
                                                                             ||
(Loss) income before income taxes and                                        ||
extraordinary item                                   (2,281)          4,668  ||       (10,389)        (53,255)
                                                                             ||
Income tax provision (benefit)                         --             2,142  ||          --              (111)
                                               ------------    ------------  ||  ------------    ------------
                                                                             ||
(Loss) income before extraordinary item              (2,281)          2,526  ||       (10,389)        (53,144)
Extraordinary item - gain on debt discharge            --              --    ||       775,073            --
                                               ------------    ------------  ||  ------------    ------------
                                                                             ||
Net (loss) income                              $     (2,281)   $      2,526  ||  $    764,684    $    (53,144)
                                               ============    ============  ||  ============    ============
                                                                             ||
                                                                             ||
Net (loss) income per common share:                                          ||
(Loss) income before extraordinary item        $       (.19)   $        .21  ||  $       (.19)   $       (.98)
Extraordinary item                                     --              --    ||         14.33            --
                                               ------------    ------------  ||  ------------    ------------
Net (loss) income                              $       (.19)   $        .21  ||  $      14.14    $       (.98)
                                               ============    ============  ||  ============    ============
Weighted average number of common shares                                     ||
outstanding                                      12,157,419      12,156,614  ||    54,066,463      54,066,463
                                               ============    ============  ||  ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(In thousands)
--------------------------------------------------------------------------------

                                                  Common Stock
                                                  ------------
                                                                                                                  Total
                                                                Par                           Retained        Stockholders'
                                                               Value       Additional         (Deficit)       (Deficiency)
                                               Shares         Amount     Paid-in Capital       Earnings           Equity
                                               ------         ------     ---------------       --------           ------


Balance at July 2, 1994                        54,066    $     5,407    $        487,477    $(1,204,424)   $  (711,540)

Net loss                                         --             --                  --          (53,144)       (53,144)
                                          -----------    -----------    ----------------    -----------    -----------


Balance at July 1, 1995                        54,066          5,407             487,477     (1,257,568)      (764,684)

Net income                                       --             --                  --          764,684        764,684

Cancellation of the former common
equity under the Plan of Reorganization       (54,066)        (5,407)           (487,477)       492,884           --

Issuance of the new equity interests
in connection with emergence from
Chapter 11 Cases                               12,156            122              89,378           --           89,500
                                          -----------    -----------    ----------------    -----------    -----------


Balance at September 2, 1995                   12,156            122              89,378           --           89,500

Net income                                       --             --                  --            2,526          2,526

Shares issued                                       1           --                     7           --                7
                                          -----------    -----------    ----------------    -----------    -----------


Balance at June 29, 1996                       12,157            122              89,385          2,526         92,033

Net loss                                         --             --                  --           (2,281)        (2,281)

Shares issued                                       2           --                    17           --               17
                                          -----------    -----------    ----------------    -----------    -----------

Balance at June 28, 1997                       12,159    $       122    $         89,402    $       245    $    89,769
                                          ===========    ===========    ================    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                           Successor Company        Predecessor Company
                                                                           -----------------        -------------------
                                                                       Fifty-two     Forty-three ||       Nine         Fifty-two
                                                                      weeks ended    weeks ended ||   weeks ended     weeks ended
                                                                        June 28,      June 29,   ||   September 2,       July 1,
                                                                          1997           1996    ||       1995            1995
                                                                          ----           ----    ||       ----            ----
                                                                                                 ||
OPERATING ACTIVITIES                                                                             ||
Net (loss) income                                                   $    (2,281)   $     2,526   || $   764,684    $   (53,144)
                                                                                                 ||
Adjustments to reconcile net (loss) income to net cash                                           ||
  provided by operating activities:                                                              ||
Items not requiring the outlay of cash:                                                          ||
 Extraordinary gain on debt discharge                                      --             --     ||    (775,073)          --
 Fresh-start revaluation                                                   --             --     ||      (8,043)          --
 Noncash charges included in reorganization items                          --             --     ||      16,500         46,056
 Depreciation                                                            12,182          8,802   ||       2,388         15,073
 Amortization of video rental tapes                                       8,800          6,055   ||       1,333          9,423
 Amortization of deferred financing costs and goodwill                      408            363   ||          73          2,139
 Deferred income taxes                                                     --            2,142   ||        --             (111)
 Deferred rent and unfavorable lease liabilities                          1,412            606   ||         (89)         1,126
 Issuance of common stock                                                    17              7   ||        --             --
Changes in assets and liabilities:                                                               ||
 Accounts receivable                                                       (780)         6,905   ||      11,997        (10,335)
 Merchandise inventories                                                (16,258)        15,534   ||      (6,922)       164,482
 Prepaid expenses                                                           (44)         1,356   ||       2,441            631
 Deferred income taxes                                                     --            2,088   ||        --             --
 Other assets                                                              (707)          (681)  ||         449            136
 Accounts payable                                                         8,047         (4,370)  ||      (8,865)       (39,772)
 Accrued expenses                                                         2,610         (1,999)  ||       1,133        (18,994)
 Accrued bankruptcy professional fees                                      (181)       (19,476)  ||       4,442          1,654
 Reserve for costs of rightsizing program                                (1,585)        (2,921)  ||         550        (35,311)
 Self insurance reserves                                                   (180)          (916)  ||       1,131          1,111
                                                                    -----------    -----------   || -----------    -----------
Net cash provided by operating activities                                11,460         16,021   ||       8,129         84,164
                                                                    -----------    -----------   || -----------    -----------
                                                                                                 ||
INVESTING ACTIVITIES                                                                             ||
 Additions to rental video tapes                                         (8,694)        (7,316)  ||      (1,874)       (11,925)
 Additions to property and equipment                                    (18,467)        (6,368)  ||        (649)        (9,088)
 Purchase of partnership interests                                         --             (145)  ||        --             --
                                                                    -----------    -----------   || -----------    -----------
Net cash used for investing activities                                  (27,161)       (13,829)  ||      (2,523)       (21,013)
                                                                    -----------    -----------   || -----------    -----------
                                                                                                 ||
FINANCING ACTIVITIES                                                                             ||
 Principal payments on term debt                                         (2,698)        (1,467)  ||        --             --
 Principal payments on capital lease obligations                         (6,019)        (4,390)  ||        --             --
                                                                    -----------    -----------   || -----------    -----------
Net cash used for financing activities                                   (8,717)        (5,857)  ||        --             --
                                                                    -----------    -----------   || -----------    -----------
                                                                                                 ||
                                                                                                 ||
REORGANIZATION ACTIVITIES                                                                        ||
 Cash distribution pursuant to the plan of reorganization                  --             --     ||    (105,381)          --
 Repayment of revolving credit loan and secured notes                                            ||
  from proceeds of going-out-of-business sales and                                               ||
  sale of assets                                                           --             --     ||        --          (46,330)
                                                                                                 ||
 Payment of reclamation claims                                             --             --     ||     (23,961)          --
 Decrease in all other liabilities subject to settlement                                         ||
  under reorganization proceedings                                         --             --     ||      (2,076)        (1,256)
 Proceeds from the sale of new common stock                                --             --     ||       9,500           --
 Proceeds from sale of assets held for disposition                         --             --     ||        --           13,663
 Debtor-in-possession financing costs                                      --             --     ||         (15)          (172)
                                                                    -----------    -----------   || -----------    -----------
                                                                                                 ||
Net cash used for reorganization activities                                --             --     ||    (121,933)       (34,095)
                                                                    -----------    -----------   || -----------    -----------
                                                                                                 ||
                                                                                                 ||
 (Decrease) increase in cash and cash equivalents                       (24,418)        (3,665)  ||    (116,327)        29,056
  Cash and cash equivalents, beginning of period                        104,265        107,930   ||     224,257        195,201
                                                                    -----------    -----------   || -----------    -----------
Cash and cash equivalents, end of period                            $    79,847    $   104,265   || $   107,930    $   224,257
                                                                    ===========    ===========   || ===========    ===========
                                                                                                 ||
                                                                                                 ||
Supplemental Information                                                                         ||
Interest paid                                                       $    16,762    $     9,067   || $     4,592    $    27,989
Income tax refunds                                                           86          2,669   ||        --              570

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
1.       REORGANIZATION AND BASIS OF PRESENTATION

         In early August 1992 Phar-Mor, Inc. and its subsidiaries (collectively, the "Company") publicly disclosed that it had discovered a scheme by certain of its senior executives to falsify financial results. The officers believed to be involved were promptly dismissed and are no longer employed by the Company. A new management team, hired by the Board of Directors, assumed day-to-day management of the Company. Upon discovery of the fraud, it became apparent that the Company's explosive growth during the preceding several years had been fueled in part by a systematic scheme to falsify the Company's financial results and to conceal the Company's true financial condition. The fraud, which was perpetrated by the manipulation of information and override of the system of internal controls by certain of its senior executives, as well as a lack of systems and surrounding controls, masked very substantial  losses,  created  in  part  by low  margins,  slow  moving merchandise categories, high rentals for the newer and larger stores and operational inefficiencies. By the time the Company concluded its investigation into the size of the fraud, it determined that cumulative earnings had been overstated by approximately $500,000. In response to the fraud, new management developed and executed a business plan that resulted in closing retail store locations and distribution centers, improved gross margins, reduced operating costs and invested in systems designed to strengthen internal controls and improve management reporting. Additional charges to cumulative earnings of approximately $500,000 resulted from changes in accounting policies and restructuring costs which were recorded as of September 26, 1992 (See Note 6).

         On August 17, 1992, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until September 11, 1995, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court").

         On September 11, 1995, (the "Effective Date") the Company emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on August 29, 1995 by the Bankruptcy Court confirming the Third Amended Joint Plan of Reorganization dated May 25, 1995 (the "Joint Plan") . Consequently, the Company applied the reorganization and fresh-start reporting adjustments to the consolidated balance sheet as of September 2, 1995, the closest fiscal month end to the Effective Date.

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

         The net cash disbursements upon the effectiveness of the Joint Plan were comprised as follows:

            Payment to the holders of claims under the prepetition credit
               agreement and prepetition senior secured notes                 $ 103,708
            Payment to fund litigation of LLC causes of action                      400
            Payment of origination costs for revolving credit facility for
                the Successor Company                                             1,273
                                                                              ---------
                                                                                105,381
            Receipt of net proceeds from the sale of new common stock            (9,500)
                                                                              ---------
                                                                                 95,881
                                                                              =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
--------------------------------------------------------------------------------
         The value of cash, notes and securities required to be distributed under the Joint Plan was less than the value of the allowed claims on and interests in the Predecessor Company; accordingly, the Predecessor Company recorded an extraordinary gain of $775,073 related to the discharge of prepetition liabilities in the period ended September 2, 1995. Payments and distributions associated with the prepetition claims and obligations were made or provided for in the consolidated balance sheet as of September 2, 1995 (see Note 2). The consolidated financial statements at September 2, 1995, give effect to the issuance of all common stock, senior notes and tax notes in accordance with the Joint Plan.

         The  extraordinary  gain  recorded  by  the  Predecessor   Company  was
         determined as follows:

          Liabilities subject to settlement under reorganization proceedings
            at the Effective Date                                              $ 1,126,414
          Less:
           Cash distribution pursuant to the Joint Plan                           (105,381)
           Issuance of new debt                                                   (108,523)
           New capital lease obligations                                           (49,599)
           Assumption of prepetition liabilities                                    (7,838)
           Value of new common stock issued to prepetition creditors               (80,000)
                                                                               -----------
          Extraordinary item - gain on debt discharge                          $   775,073
                                                                               ===========

2.       FRESH-START REPORTING


         As indicated in Note 1, the Company adopted fresh-start reporting as of September 2, 1995. The Successor Company fresh-start reorganization equity value of $89,500 was determined with the assistance of the financial advisors employed by the Company. The financial advisors reviewed financial data of the Company, including financial projections through the fiscal year 1999. The reorganization value of the Company, net of current liabilities, which was determined to be in a range of $260,000 to $330,000, was based primarily on the following methods of valuation: discounted cash flow analysis using projected five year financial information and a discount rate of 9.8%; market valuation of certain publicly traded companies whose operating businesses were believed to be similar to that of the Company; review of certain acquisitions of companies whose operating businesses were viewed to be similar to that of the Company. In addition to these methods of analysis, certain general economic and industry information relevant to the business of the Company was considered.

         Based on the analysis outlined above, the financial advisors determined the equity value of the Company to be between $90,000 and $160,000. This equity value represented the reorganization value of $260,000 to $330,000 less $170,000 of debt assumed to be issued under the Joint Plan. The fresh-start reorganization equity value of $89,500 correlates to the $90,000 referred to above, less $1,000 in expenses reimbursed to certain shareholders plus $500 reflecting the purchase of common stock by present and former members of management as further described in the Joint Plan.

         The five year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions were inherently subject to significant economic and competitive uncertainties beyond the control of the Company including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 will not alter the determination of the fresh-start reorganization equity value because such value is not contingent upon the Company achieving the projected results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

The Predecessor Company balance sheet as of September 2, 1995, and adjustments thereto to give effect to the discharge of prepetition debt and fresh-start reporting, are as follows:

                                                   Predecessor
                                                      Company                      Adoption of    Successor
                                                        Pre-      Restructuring    Fresh-Start     Company
                                                   confirmation    (see Note 1)     Reporting    Reorganized
                                                   ------------    ------------     ---------    -----------
ASSETS
  Current assets:
    Cash and cash equivalents                      $   203,811    $   (95,881)          --      $   107,930
    Account receivable - net                            27,702           --             --           27,702
    Due from related parties                              --             --             --             --
    Merchandise inventories                            167,177           --             --          167,177
    Prepaid expenses                                     6,540           --             --            6,540
    Deferred tax asset                                    --             --      $     1,814          1,814
                                                   -----------    -----------    -----------    -----------
      Total current assets                             405,230        (95,881)         1,814        311,163

  Property and equipment - net                          69,770           --           (4,592)        65,178
  Deferred tax asset                                       180           --           12,006         12,186
  Other assets                                           2,992              3         (1,315)         1,680
                                                   -----------    -----------    -----------    -----------

      Total assets                                 $   478,172    $   (95,878)   $     7,913    $   390,207
                                                   ===========    ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
  Current liabilities:
    Accounts payable                               $    56,483    $     1,623           --      $    58,106
    Accrued expenses                                    27,619          6,255           --           33,874
    Accrued bankruptcy professional fees                19,657           --             --           19,657
    Reserve for costs of rightsizing program             7,301           --             --            7,301
    Current portion of self insurance reserves           5,030           --             --            5,030
    Current portion of long-term debt                     --            1,541           --            1,541
    Current portion of capital lease obligations          --            5,534           --            5,534
                                                   -----------    -----------    -----------    -----------
      Total current liabilities                        116,090         14,953           --          131,043


  Liabilities subject to settlement under
    reorganization proceedings                       1,126,414     (1,126,414)          --             --
  Long-term debt                                          --          106,982           --          106,982
  Capital lease obligations                               --           44,065           --           44,065
  Long-term self insurance reserves                      8,142           --             --            8,142
  Unfavorable lease liability - net                       --             --      $    10,475         10,475
  Deferred rent                                         10,642            (37)       (10,605)          --
                                                   -----------    -----------    -----------    -----------
      Total liabilities                              1,261,288       (960,451)          (130)       300,707
                                                   -----------    -----------    -----------    -----------

  Stockholders' equity (deficiency):
    Common stock                                         5,407         (5,285)          --              122
    Additional paid-in capital                         487,477       (398,099)          --           89,378
    Retained earnings (deficit)                     (1,276,000)     1,267,957          8,043           --
                                                   -----------    -----------    -----------    -----------
      Total stockholders' equity (deficiency)         (783,116)       864,573          8,043         89,500
                                                   -----------    -----------    -----------    -----------

      Total liabilities and stockholders' equity
         (deficiency)                              $   478,172    $   (95,878)   $     7,913    $   390,207
                                                   ===========    ===========    ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

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

3.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  a. Fiscal Periods Presented - The accompanying consolidated balance sheets were prepared as of June 28, 1997 and June 29, 1996. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows were prepared for the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, and the fifty-two weeks ended July 1, 1995.

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

                  i. Pre-Opening Costs - Expenses incurred for new stores prior to their opening are included in other assets and expensed during the first month of operation.

                  j. Property and Equipment - The Company's policy is to record property and equipment (including leasehold improvements) at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the lives of the leases, whichever is shorter.

                  Because of the fraud and embezzlement referred to in Note 1 above, which resulted in unreliable and insufficient evidential matter to support the acquisition cost of property and equipment, as of July 2, 1994,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

                  the Company revalued property and equipment based upon an independent appraisal. Consequently, Predecessor Company property and equipment and related depreciation and amortization at and for periods subsequent to July 2, 1994 are based upon such assets valued at the lower of the appraised value or net book value at July 2, 1994 as adjusted for additions and disposals since that date (see Note 6).

                           Property and  equipment  was revalued at September 2,
                  1995 in connection with the adoption of fresh-start reporting (see Note 2).

                  k. Leased Property Under Capital Leases - The Company accounts for capital leases, which transfer substantially all of the benefits and risks incident to the ownership of property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, and the obligation, including interest thereon, is liquidated over the life of the lease.

                  l. Operating Leases and Deferred Rent - Operating leases are accounted for on the straight-line method over the lease term. Deferred rent represents the difference between rents paid and the amounts expensed for operating leases.

                  m. Unfavorable Lease Liability - The unfavorable lease liability was recorded as part of fresh-start reporting (see
                  Note 2) and represents the excess of the present value of the liability related to lease commitments over the present value of market rate rents as of the date of the Reorganization for such locations. This liability will be amortized as a reduction of rent expense over the remaining lease terms.

                  n. Reclassifications - Certain amounts in the financial statements have been reclassified for comparative purposes.

                  o. Net (Loss) Income Per Common Share - Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Outstanding stock options and warrants do not have a dilutive effect on net (loss) income per share.

                  p. Accounting Changes - In February 1997, the Financial Accounting Standards Board issued Statement of Financial
                  Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The Company has determined that the implementation of this Statement will not have a material effect on reported earnings per share.

                           In June,  1997,  the Financial  Accounting  Standards
                  Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates that the adoption of SFAS No. 131 will not have a material effect on current disclosures.

                  q. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
--------------------------------------------------------------------------------

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                                          June 28, 1997   June 29, 1996
                                                                          -------------   -------------
            Accounts receivable - vendors                                 $      13,162   $      15,583
            Third-party prescriptions                                             8,489           5,151
            Vendor coupons                                                        1,202           1,719
            Income tax receivable                                                  --               175
            Other                                                                 1,464           2,397
                                                                          -------------   -------------
                                                                                 24,317          25,025
            Less allowance for doubtful accounts                                  2,703           4,191
                                                                          -------------   -------------
                                                                          $      21,614   $      20,834
                                                                          =============   =============


5        MERCHANDISE INVENTORIES

         Merchandise inventories consists of the following:

                                                                          June 28, 1997   June 29, 1996
                                                                          -------------   -------------
            Store inventories                                             $     140,158   $     140,522
            Warehouse inventories                                                37,361          25,387
            Video rental tapes - net                                              6,442           7,059
                                                                          -------------   -------------
                                                                                183,961         172,968
            Less reserves for markdowns, shrinkage
               and vendor rebates                                                14,858          20,064
                                                                          -------------   -------------
                                                                          $     169,103   $     152,904
                                                                          =============   =============

     The video rental tape inventory is net of accumulated amortization of $12,797 and $6,055 at June 28, 1997 and June 29, 1996, respectively

6        PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                          June 28, 1997   June 29, 1996
                                                                          -------------   -------------
            Furniture, fixtures and equipment                             $      28,394   $      19,596
            Building improvements to leased property                             27,482          17,954
            Land                                                                    166             166
            Capital leases:
            Buildings                                                            11,235          11,235
            Furniture, fixtures and equipment                                    27,380          27,383
                                                                          -------------   -------------
                                                                                 94,657          76,334
            Less accumulated depreciation and amortization                       21,308           9,014

                 Less allowance for disposal of property
                            and equipment                                           514             770
                                                                          -------------   -------------
                                                                          $      72,835   $      66,550
                                                                          =============   =============

     Due to the lack of reliable accounting records referred to in Note 1 and because the adverse business conditions which had been concealed by the fraud and embezzlement dictated an assessment as to whether the carrying amount of property and equipment had been overstated, an independent appraisal was undertaken in 1994. The appraisal included the physical inspection of property and equipment at the Company's corporate headquarters, warehouse and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     selected retail store locations. The appraised value of certain property and equipment was less than the net book value of the assets. Accordingly, the Company recorded a charge of $53,211 to write down property and equipment as of July 2, 1994. The following is a reconciliation of the net book value of property and equipment and the effects of the write down:

                                                                               July 2, 1994
                                                             ----------------------------------------------
                                                              Historical                          Lower of
                                                                  Net                             Appraised
                                                                 Book                              Or Net
                                                                 Value          Write Down       Book Value
                                                                 -----          ----------       ----------
            Furniture, fixtures and equipment                $     54,935    $    (31,150)    $     23,785

            Building improvements to leased property               36,582         (22,061)          14,521
            Capital leases:
               Buildings                                           11.201            --             11,201
               Furniture, fixtures and equipment                   40,850            --             40,850
                                                             ------------    ------------     ------------

                                                             $    143,568    $    (53,211)    $     90,357
                                                             ============    ============     ============


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

     Adjustments were made in the September 26, 1992 balance sheet for the above known errors. September 26, 1992 was the end of the Company's first fiscal quarter of fiscal year 1993, the date closest to the dates on which the Company conducted a physical inventory at its stores and distribution centers following the disclosure of the fraud and the earliest date a consolidated balance sheet could be prepared by new management.

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

     Despite the expenditure of substantial resources to locate sufficient underlying documentation to reconstruct those records, the Company ultimately concluded that it was not possible to determine that the recorded amounts were reflective of the original acquisition cost.

     Accordingly, any adjustment that might have been determined to be necessary to adjust to original acquisition cost if reliable records could have been reconstructed would be limited to: 1) the recorded cost of property and equipment ; 2) accumulated depreciation thereon; and 3) the related periodic depreciation expense. Note that any adjustment to cost or accumulated depreciation as of September 26, 1992 would have affected those balance sheet line-items and retained deficit, but would not have affected subsequent statements of operations beyond the impact on depreciation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
--------------------------------------------------------------------------------

7.       OTHER ASSETS

         Other assets consists of the following:

                                                               June 28, 1997   June 29, 1996
                                                               -------------   -------------
            Goodwill                                           $      1,712    $      1,757
            Deferred debt expense                                       401             711
            Pharmacy files                                              641             513
            Cash surrender value of officers life insurance             659             323
            Other                                                       795             652
                                                               ------------    ------------
                                                               $      4,208    $      3,956
                                                               ============    ============

     Goodwill, deferred debt expense and pharmacy files are net of accumulated amortization of $78, $667 and $180, respectively at June 28, 1997 and $34, $329 and $30, respectively at June 29, 1996. The deferred debt expense consists of debt origination costs associated with the new credit facility (See Note 8).

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

     Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. Availability under the Facility, after subtracting amounts used for outstanding letters of credit, was $88,003 and $76,829 at June 28, 1997 and June 29, 1996, respectively. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

     Advances made under the Facility bear interest at the BankAmerica reference rate plus 1/2% or London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin ranges between 1.50% and 2.00% and is determined by a formula based on a ratio of (a) the Company's earnings before interest, taxes, depreciation and amortization to (b) interest. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the facility, letter of credit fees and certain other fees

     There have been no borrowings under the Facility. At June 28, 1997 and June 29, 1996 there were letters of credit in the amount of $4,924 and $5,384, respectively, outstanding under the Facility.

     The Facility expires on September 10, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

9.       LONG-TERM DEBT

     Pursuant to the Joint Plan, the Company and its lenders agreed to a restructuring of the Company's obligations. The resulting new debt obligations are summarized below. The difference between the preconfirmation debt obligations and the new debt obligations was included in the calculation of the "Extraordinary items - gain on debt discharge" (see Note 1).

     The composition of the new debt obligations included on the consolidated balance sheet as of June 28, 1997 and June 29, 1996 is as follows:

                                                                               June 28, 1997   June 29, 1996
                                                                                -------------   -------------
         New senior unsecured notes, interest rate of 11.72%,
           due September 2002                                                   $     91,462   $     91,462

         New equipment notes, interest rate of 7%, due in installments
           through October 2003                                                        7,166          9,536


         New tax notes, interest rates at 5.89% to 8%, due
           through September 2001                                                      6,342          6,423

         Real estate  mortgage notes and bonds payable at rates ranging
           from 3% to 9.98% and the prime rate plus 1%                                 5,208          5,455
                                                                                ------------   ------------

         Total debt                                                                  110,178        112,876
         Less current portion                                                          2,624          2,903
                                                                                ------------   ------------
         Total long-term debt                                                   $    107,554   $    109,973
                                                                                ============   ============

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

     The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $4,408 at June 28, 1997.

     Future maturities of long-term debt subsequent to June 28, 1997 are summarized as follows:

                  1998                                              $     2,624
                  1999                                                    2,918
                  2000                                                    1,491
                  2001                                                    1,120
                  2002                                                    1,143
                  Thereafter                                            100,882
                                                                       --------
                                                                       $110,178
                                                                       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

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

         Minimum annual rentals for all capital and operating leases having initial noncancelable lease terms in excess of one year at June 28, 1997 are as follows:


                                                       Capital         Operating
                                                        Leases           Leases
                                                        ------           ------
            1998                                       $ 9,221         $ 34,284
            1999                                         8,841           34,902
            2000                                         8,265           34,824
            2001                                         5,330           33,569
            2002                                         4,998           33,025
            Thereafter                                  14,071          134,472
                                                        ------          -------

          Total minimum lease payments                  50,726         $305,076
                                                        ======          =======
          Less amounts representing interest            11,536
                                                        ------
          Present value of minimum lease payments       39,190
          Less current portion                           6,531
                                                       -------
          Long-term capital lease obligations          $32,659
                                                        ======

         The operating leases on substantially all store properties, provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, and the fifty-two weeks ended July 1, 1995 was $32,557, $26,278, $5,660 and $44,385, respectively, including $145,
         $103, $36 and $253 of additional rentals.

11.      TRANSACTIONS WITH RELATED PARTIES

     Successor Company

     Avatex Corporation formerly known as FoxMeyer Health Corporation ("Avatex"), an affiliate of one of the Company's largest suppliers, owned 69.8% of Hamilton Morgan L.L.C. "Hamilton Morgan") which beneficially owned approximately 39.9% of the Company's common stock. Robert Haft, the Company's Chairman of the Board of Directors and Chief Executive Officer, is President of Hamilton Morgan. The two Co-chairmen of the Board of Directors of Avatex are members of the Board of Directors of the Company. An affiliate of Avatex supplied the Company's stores with pharmaceuticals and health and beauty care products under a long-term contract until the affiliate was acquired by McKesson Drug Company in late 1996. On June 29, 1996 the Company had liabilities to the Avatex affiliate relating to these purchases of $7,751. This liability is included in accounts payable in the accompanying consolidated balance sheets. For the fifty-two weeks ended June 28, 1997 and the forty-three weeks ended June 29, 1996, the Company purchased $71,298 and $179,841, respectively, of product under the terms of the contract.

     On September 19, 1997, Robert Haft and Avatex finalized an agreement regarding Hamilton Morgan, (Hamilton Morgan Agreement). In exchange for 3,750,000 shares of the Company's stock and the return of a voting proxy on other Company shares, Hamilton Morgan will redeem the 69.8% Avatex interest in Hamilton Morgan, repay certain indebtedness and receive other consideration, Avatex now beneficially owns 39.1% of the Company's common stock. In conjunction with the Hamilton Morgan Agreement, the Company entered into a Severence Agreement with Robert Haft whereby he resigned his position as Chairman of the Board of Directors and Chief Executive Officer and will receive a lump sum cash payment of $4,417. Under the terms of the Severence Agreement, the Company will continue to provide benefits to him through September 19, 2000. He is indemnified and entitled to tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     reimbursement in respect to any payments that constitute excess parachute payments under Federal Income Tax laws. The Company is obligated to provide a letter of credit in the amount of approximately $2,900 to secure its contractual obligations under the Severance Agreement.

     Predecessor Company

     Operating Leases - The Company leased various property and equipment from related parties. Rental payments for the nine weeks ended September 2, 1995 and the fifty-two weeks ended July 1, 1995 were $2,280 and $15,558 respectively.

12.      COMMON STOCK, WARRANTS AND OPTIONS


     Common Stock

     A total of 12,156,250 common shares were issued and outstanding as of the Effective Date. Pursuant to the Joint Plan, 10,000,000 common shares were issued to prepetition creditors. Further, pursuant to the Joint Plan, 1,250,000 common shares were issued by the Company to Hamilton Morgan, 50,000 common shares were issued to Alvarez & Marsal, Inc., and 12,500 common shares were issued to certain members of existing management in exchange for cash consideration at $8.00 per share net of $1,000 in expenses incurred by Hamilton Morgan. Additionally, 843,750 shares were distributed to Avatex as settlement for a prepetition reclamation claim.

     Warrants

     Pursuant to the Joint Plan, warrants to purchase an aggregate of 1,250,000 common shares were issued as of the Effective Date to certain prepetition unsecured creditors. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments, as defined in the Joint Plan. The warrants are exercisable at any time until the close of business on September 10, 2002. As of June 28, 1997, no warrants have been exercised.

     Stock Options

     The Company has an incentive stock option plan for officers and key employees. As of June 28, 1997, options for 69,183 common shares were reserved for future grant, and options for 844,150 shares were granted and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% of the underlying shares on the grant date, and will vest in additional increments of 20% of the underlying shares on each of the first four anniversaries of September 11, 1995. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

     The Board of Directors voted to increase the number of shares eligible for grant under the incentive stock option plan from 913,333 to 1,750,000. The proposed plan amendment and restatement is subject to shareholder approval.

     The firm of Alvarez & Marsal, Inc. were granted fully vested stock options for 416,667 shares of common stock on the Effective Date. The options are exercisable at $8.00 per share and expire seven years from date of grant.

     The Company has a stock option plan for directors. Each director was granted options for 5,000 common shares on October 3, 1995 and October 1, 1996 and will be granted options for 5,000 shares on October 1 each year through 1999. The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 250,000 common shares may be granted under the stock option plan for directors. As of June 28, 1997, options for 60,000 shares were granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, no compensation cost for the Company's stock option plans has been recognized in the accompanying consolidated financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described above for the awards granted in 1996 and 1997, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below.

                                                         Fifty-two weeks           Forty-three weeks
                                                       ended June 28, 1997        ended June 29, 1996
                                                       -------------------        -------------------

     Net (Loss) income                   As reported              $(2,281)                  $  2,526
                                         Pro forma                $(2,541)                  $  2,364

     Net (Loss) Income per share         As reported               $(0.19)                    $ 0.21
                                         Pro forma                 $(0.21)                    $ 0.19



     The fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions for the periods presented: expected volatility of 30%; no dividend yield; expected life of 7 years; and a risk-free interest rate of 6.5%.

     All  of  the  Company's   Stock  Option  Plans  are   administered  by  the
     Compensation Committee of the Company's Board of Directors.

     As of June 28, 1997, 844,840 options were excercisable at a weighted average excercise price per share of $7.80.

     The following table summarizes stock option activity under the plans:


                                                                                          Weighted
                                                          Weighted                         Average
                                                          Average                         Remaining
                                            Options       Exercise       Option Price     Contractual
                                          Outstanding  Price Per Share     per Share      Life (Years)
                                          -----------  ---------------     ---------      ------------
         Balance at September 2, 1995       1,225,917       $ 8.00                $ 8.00       7.00

         Granted                              248,800       $ 7.53       $ 7.06 - $ 8.00
         Forfeited                           (116,100)      $ 8.00                $ 8.00
                                            ---------
         Balance at June 29, 1996           1,358,617       $ 7.91       $ 7.06 - $ 8.00       6.22

         Granted                              100,000       $ 5.66       $ 5.44 - $ 6.17
         Forfeited                           (137,800)      $ 7.82       $ 7.06 - $ 8.00
                                            ---------
         Balance at June 28, 1997           1,320,817       $ 7.75       $ 5.44 - $ 8.00       5.30
                                            =========


     EMPLOYEE STOCK PURCHASE PLAN

     The Company sponsors an Employee Stock Purchase Plan ("ESPP") under which it is authorized to issue up to 500,000 shares of common stock to all employees with a minimum of three months of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. The ESPP allows eligible employees to contribute through payroll deductions up to 10% of their annual salary toward stock purchases. Stock purchases will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     be made quarterly at 90% of the closing price at the last day of any calendar quarter. The plan is subject to shareholder approval.

13.      INCOME TAXES

     Deferred taxes at June 28, 1997 and June 29, 1996, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not. Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

     The components of deferred tax assets and liabilities are as follows:

                                                 June 28, 1997   June 29, 1996
                                                 -------------   -------------
Deferred Tax Assets:
 Operating and restructuring reserves            $      7,448    $     10,889
 Net operating losses                                 116,399         113,634
 Depreciation and amortization                         27,078          18,831
 Lease escalation accruals                              5,030           4,462
 Jobs tax credit                                        4,432           4,432
 Other items                                              767           2,008
                                                 ------------    ------------
                                                      161,154         154,256
 Valuation allowance                                 (151,384)       (144,326)
                                                 ------------    ------------
  Net deferred tax assets                        $      9,770    $      9,930
                                                 ============    ============


Deferred Tax Liabilities:
 Other items                                             --              (160)
                                                 ------------    ------------
  Total deferred tax liabilities                 $       --      $       (160)
                                                 ============    ============


Composition of amounts in Consolidated Balance
 Sheet:
 Deferred tax assets - current                   $        515    $        548
 Deferred tax liabilities - current                      --              (160)
                                                 ------------    ------------

  Net deferred tax assets - current              $        515    $        388
                                                 ============    ============


Deferred tax assets - noncurrent                 $      9,255    $      9,382

Deferred tax liabilities - noncurrent                    --              --
                                                 ------------    ------------
Net deferred tax assets - noncurrent             $      9,255    $      9,382
                                                 ============    ============

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

     There is no current income tax provision. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to income (loss) before taxes is as follows:

                                                            Fifty-two      Forty-three   ||       Nine            Fifty-two
                                                           weeks ended     weeks ended   ||    weeks ended       weeks ended
                                                          June 28, 1997   June 29, 1996  ||  September 2,1995    July 1, 1995
                                                          -------------   -------------  ||  ----------------    ------------
                                                                                         ||
            Statutory tax rate                                  (35.0%)           35.0%  ||          35.0%           (35.0)%
            State income taxes, net of federal benefit            --               5.1   ||           --               --
            Nontaxable forgiveness of indebtedness                --               --    ||         (29.1)             --
            Depreciation                                          --               --    ||          (0.4)            (0.2)
            Restructuring reserves                                --               --    ||          (5.3)             2.2
            Change in valuation allowance                        35.0%             --    ||           0.3             36.6
            Other, net                                            --               5.8   ||          (0.5)            (3.8)
                                                          -------------    ------------- ||   -------------    -------------
                Effective tax rate                                0.0%            45.9%  ||           0.0%            (0.2)%
                                                          =============    ============= ||   =============    =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The Company has approximately $269,000 of tax basis NOLs available to offset future taxable income. Approximately $263,000 of this amount ("Section 382 NOLs") is subject to restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code Section 382 (I)(6), and the regulations thereunder, could further limit the Company's ability to use its Section 382 NOLs to offset future income to an amount approximating $5,100 annually. The remaining $6,000 of NOLs were incurred subsequent to September 2, 1995, and may be used to offset future taxable income without restriction. These NOLs will expire beginning in 2008.

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

     The following  table sets forth the funded status of the Company's  defined
     benefit  pension  plans  and  the  amounts   recognized  in  the  Company's
     consolidated balance sheets:


                                                                     June 28, 1997            June 29, 1996
                                                                     -------------            -------------
         Actuarial present value of benefit obligations:
            Accumulated benefit obligation, including
             vested benefits of $9,076 and $9,145                    $       9,498            $       9,543
            Additional amounts related to future salary increases              764                      560
                                                                     -------------            -------------

            Projected benefit obligation                                    10,262                   10,103
            Plan assets, at fair value                                       8,829                    7,698
                                                                     -------------            -------------
            Projected benefit obligation in excess of plan assets            1,433                    2,405
            Unrecognized net gain                                            1,335                      312
            Unrecognized prior service costs                                    (1)                      (1)
            Unrecognized transition asset                                        5                        6
                                                                     -------------            -------------

            Accrued pension costs                                    $       2,772            $       2,722
                                                                     =============            =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The significant assumptions used in determining the pension obligations are:

                                                             June 28, 1997         June 29, 1996
                                                             -------------         -------------
         Discount rate                                              6.3%                 6.3%
         Expected long-term rate of return on assets                8.5%                 8.5%
         Rate of increase in future compensation levels             4.0%                 4.0%

     Assets of the plans consist primarily of investments in stock and bond pooled funds.

     The net pension expense consists of the following:

                                                               Fifty-two       Forty-three  ||        Nine          Fifty-two
                                                              weeks ended      weeks ended  ||    weeks ended     weeks ended
                                                             June 28, 1997    June 29, 1996 || September 2, 1995  July 1, 1995
                                                             -------------    ------------- || -----------------  -------------
            Service costs                                    $          85    $         875 ||   $         179    $       1,176
            Interest cost on projected benefit obligation              622              698 ||             104              636
            Actual net return on assets                             (1,584)          (1,746)||             (97)            (860)
            Net amortization (deferral)                                933            1,186 ||               2              259
                                                             -------------    ------------- ||   -------------    -------------
                                      Net pension expense    $          56    $       1,013 ||   $         188    $       1,211
                                                             =============    ============= ||   =============    =============


     Defined Contribution Plans

     The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to these plans an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company increased its contribution to the nonunion employee savings plan beginning in fiscal 1997 to 100% of the employees contribution up to 2% of the employees pay and 20% of the employees contribution in excess of 2% up to 4% of employees pay. Employee savings plan expenses for the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, and the fifty-two weeks ended July 1, 1995 were $980, $281, $65, and $506, respectively.

     Health and Welfare Plans

     The Company also contributes to a multiemployer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, the nine weeks ended September 2, 1995, and the fifty-two weeks ended July 1, 1995 were $1,303, $896, $196, and $1,558, respectively.

     The Company has no postretirement health and welfare or benefits programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

15.      PREDECESSOR COMPANY INTEREST EXPENSE

     Interest expense for the Predecessor Company, for which disclosure is required by SOP 90-7, consists of the following:

                                                              Predecessor Company
                                                              -------------------
                                                            Nine           Fifty-two
                                                        weeks ended       weeks ended
                                                     September 2, 1995    July 1, 1995
                                                     -----------------    ------------
            Prepetition credit facility interest     $       3,164    $      16,377
            Senior notes                                     1,695            9,417
            Adequate protection term loans and
              capitalized equipment leases                     776            5,772
            Amortization of deferred debt expense               44            1,580
            Loan commitment fees                                10              160
            Other                                             --                 18
                                                     -------------    -------------
                                                     $       5,689    $      33,324
                                                     =============    =============

     Generally, as a result of the bankruptcy, the contractual terms of prepetition debt obligations are suspended. Only creditors who are secured by collateral, the value of which exceeds their prepetition claims, are entitled to accrue interest on those claims after a bankruptcy filing. Subsequent to the bankruptcy filing, the Company continued to accrue interest on the revolving credit loan and senior notes at the contractual rates. During October 1992, the Company entered into agreements with lenders to make adequate protection payments at rates less than those specified as interest in the respective agreements. The difference between these amounts is reflected in liabilities subject to settlement under reorganization proceedings. With respect to the remainder of the secured debt and capitalized lease obligations, the Company accrued only the adequate protection payments it anticipated would be required. The difference between the interest which would have accrued at the contractual rates and the adequate protection payments related to the remaining secured debt and capitalized lease obligations was $2,846 and $14,521 for the nine weeks ended September 2, 1995, and the fifty-two weeks ended July 1, 1995, respectively. The Company did not accrue or pay interest on the unsecured debt subsequent to the bankruptcy filing. The unaccrued interest on the unsecured debt was $1,051 and $6,074 for the nine weeks ended September 2, 1995, and the fifty-two weeks ended July 1, 1995, respectively.

16.      REORGANIZATION ITEMS AND RELATED RESERVES

         Reorganization items consist of the following:


                                                               Predecessor Company
                                                               -------------------
                                                               Nine            Fifty-two
                                                             weeks ended      weeks ended
                                                         September 2, 1995   July 1, 1995
                                                         -----------------   ------------
            Chapter 11 professional fees                     $      9,373    $     17,201
            Amortization of prepetition exclusivity
              income                                                 (283)         (2,572)
            Interest income                                        (2,171)        (10,174)
            Amortization of post-petition credit facility
              origination fees                                         29             646
            Insurance claim recovery                               (6,650)           --
            Gain on sale of assets held for sale                     --            (7,634)
            Costs of downsizing                                    16,500          53,691
                                                             ------------    ------------
                                                             $     16,798    $     51,158
                                                             ============    ============

         Costs of downsizing

     In September 1992, the Company made a decision to downsize the chain, and in October 1992 commenced a store closing program. The program involved the closing of 143 of the Company's stores that management considered not viable. In conjunction with the program to downsize the chain, the Company also consolidated its distribution centers into one location in Youngstown, Ohio and reduced corporate overhead. The Company identified for closure an additional 25 stores in fiscal 1994 and 41 stores in fiscal 1995. In August 1995 management identified 50 stores

 NOTES TO  CONSOLIDATED  FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
--------------------------------------------------------------------------------

     which were scheduled to be reduced in size (rightsized) and provided for the cost of rightsizing and provided a markdown reserve for the inventories which would be liquidated in the affected stores. In 1997, the rightsizing program was replaced with the "Warehouse District" concept. The "Warehouse District" concept involves liquidating slow-moving merchandise and utilizes the excess space to expand the existing grocery offering and adds frozen and refrigerated food.

     The consolidated statements of operations reflect reorganization expenses related to the downsizings as follows:

                                                             Predecessor Company
                                                             -------------------
                                                           Nine            Fifty-two
                                                       weeks ended        weeks ended
                                                    September 2, 1995    July 1, 1995
                                                    -----------------    ------------
            Downsizing reserve                          $      2,500   $     25,786
            Inventory markdown reserve                        14,000           --
            Lease rejection reserve                             --           20,400
            Reserve for abandonment of property  and
               equipment                                        --           10,550
            Lease-purchase cost write-off                       --              860
            Adjustments to deferred rent liability              --           (3,905)
                                                        ------------   ------------
                                                        $     16,500   $     53,691
                                                        ============   ============


     The  activity  in the reserve for costs of downsizing is as follows:

                                                            Successor Company             Predecessor Company
                                                            -----------------             -------------------
                                                        Fifty-two      Forty-three  ||       Nine           Fifty-two
                                                       weeks ended     weeks ended  ||    weeks ended      weeks ended
                                                      June 28, 1997   June 29, 1996 || September 2, 1995   July 1, 1995
                                                      -------------   ------------- || -----------------   ------------
            Balance, beginning of period               $      3,451    $      7,301 ||    $      6,564    $     16,089
                                                                                    ||
            Additions to reserve                               --              --   ||           2,500          25,786
            Charges associated with closed stores              (462)         (1,772)||          (1,690)        (34,502)
            Store rightsizing costs                            (895)           (640)||            --              --
            Corporate and distribution center costs            (228)         (1,438)||             (73)           (809)
                                                       ------------    ------------ ||    ------------    ------------
            Balance, end of period                     $      1,866    $      3,451 ||    $      7,301    $      6,564
                                                       ============    ============ ||    ============    ============



     The remainder of the reserve for the costs of downsizing at June 28, 1997 is considered by management to be a reasonable estimate of the costs to be incurred related to the downsizings. To the extent additional stores or distribution centers are identified for closure at a later date or the estimates for write-downs or reserves for the current downsizing program require adjustment, such adjustments will be recognized in future periods.

17.      FINANCIAL INSTRUMENTS

     The  Company  has  financial   instruments  which  include  cash  and  cash
     equivalents and long-term debt. The carrying values of all instruments at June 28, 1997 approximated their fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

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

            Liabilities and minority interest assumed:
            -----------------------------------------
            Accounts payable                                    25
            Accrued expenses                                   205
            Mortgage notes and bonds payable                 5,820
            Minority interest                                  535



19.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                           Thirteen              Thirteen            Thirteen         Thirteen
         Fiscal 1997                                      weeks ended          weeks ended         weeks ended      weeks ended
         -----------                                   September 28, 1996    December 28, 1996  March 29, 1997    June 28, 1997
                                                       ------------------    -----------------  --------------    -------------

            Sales                                            $    264,551      $    290,933       $    264,043     $    255,301
            Gross profit                                           45,460            50,451             54,990           50,832
            Net (loss) income                                $     (2,195)     $       (548)      $         49     $        413

            Per Share:
            Net(loss) income                                 $       (.18)     $       (.05)      $       --       $        .03
            Weighted average number of shares outstanding      12,157,054        12,157,054         12,157,054       12,158,515





                                                           Predecessor
                                                             Company                            Successor Company
                                                         ------------    ----------------------------------------------------------
                                                               Nine   ||      Four          Thirteen        Thirteen      Thirteen
         Fiscal 1996                                      weeks ended ||  weeks ended      weeks ended     weeks ended   weeks ended
         -----------                                      September 2,||  September 30,    December 30,      March 30,     June 29,
                                                               1995   ||      1995             1995            1996          1996
                                                         ------------ ||   -----------    ------------    -----------   -----------
            Sales                                        $    181,968 ||   $    72,877    $    284,318    $   252,291   $   264,798
            Gross profit                                       34,844 ||        14,034          52,785         44,324        40,927
            Income (loss) before extraordinary item           (10,389)||            88           3,578          1,544        (2,684)
            Extraordinary item                                775,073 ||          --              --             --            --
            Net income (loss)                            $    764,684 ||   $        88    $      3,578    $     1,544   $    (2,684)
                                                                      ||
            Per Share:                                                ||
            Income (loss) before extraordinary item      $       (.19)||   $       .01    $        .29    $       .13   $      (.22)
                                                                      ||
            Extraordinary item                                  14.33 ||          --              --             --            --
            Net income (loss)                            $      14.14 ||   $       .01    $        .29    $       .13   $      (.22)
                                                                      ||
            Weighted average number of shares outstanding  54,066,463 ||    12,156,250      12,156,250     12,156,658    12,157,046




20.      TERMINATED BUSINESS COMBINATION

     The Company entered into an Agreement and Plan of Reorganization dated September 7, 1996 (as amended as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo"), a retailer specializing in prescription and vision benefit("Cabot Noble"), a Delaware holding company (the "Proposed Transaction").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     On April 1, 1997,  the  Company,  ShopKo  and Cabot  Noble  entered  into a
     Termination   Agreement   mutually   terminating   the  Agreement  Plan  of
     Reorganization effective as of April 1, 1997.

     The Company has expensed all fees and costs it has incurred and is obligated to pay in connection with the Proposed Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
--------------------------------------------------------------------------------
                                                                     Schedule II

VALUATION AND QUALIFYING ACCOUNTS

                                                Balance at   Charged to                    Balance at
                                                beginning     costs and     Deductions-       end of
            Description                         of period     expense       Charge-offs       period
            -----------                         ---------     -------       -----------       ------
            Allowance for doubtful accounts
            -------------------------------
            52 weeks ended July 1, 1995        $    6,520    $    6,584    $   (8,187)   $    4,917

            9 weeks ended September 2, 1995         4,917           350          (645)        4,622

            43 weeks ended June 29, 1996            4,622         3,106        (3,537)        4,191

            52 weeks ended June 28, 1997            4,191         1,382        (2,870)        2,703

            Inventory shrink reserve
            ------------------------
            52 weeks ended July 1, 1995        $    4,726    $   24,889    $  (24,120)   $    5,495

            9 weeks ended September 2, 1995         5,495         3,100          (836)        7,759

            43 weeks ended June 29, 1996            7,759        16,385       (17,675)        6,469

            52 weeks ended June 28, 1997            6,469        13,122       (13,968)        5,623

            Inventory markdown reserve
            --------------------------
            52 weeks ended July 1, 1995        $     --      $     --      $     --      $     --

            9 weeks ended September 2, 1995          --          14,000          --          14,000

            43 weeks ended June 29, 1996           14,000          --          (8,639)        5,361

            52 weeks ended June 28, 1997            5,361          --          (4,616)          745
