Form 10-Q
period 1997-09-27
PHAR MOR INC
filed 1997-10-22
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     X    Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
  ------  Exchange Act of 1934

          For the quarterly period ended September 27, 1997 Commission File Number 0-27050
                 -------

          Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

          For the transition period from          to
                                          -------     -------

                                 PHAR-MOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                        25-1466309
--------------------------------------------------        ----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)


          20 Federal Plaza West, Youngstown, Ohio              44501-0400
--------------------------------------------------         ---------------------
           (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code:        (330) 746-6641
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

                                            YES      X        No
                                                  ------          -----
As of October 13, 1997, 12,159,199 shares of the registrant's common stock were outstanding.

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997


                                    I N D E X


                                                                           Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of  September 27,
              1997 and June 28, 1997                                          3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended September 27, 1997 and September 28,
              1996                                                            4

              Condensed Consolidated Statements of Cash Flows for the
              Thirteen Weeks Ended September 27, 1997 and September 28,
              1996                                                            5

              Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Part II: Other Information

         Item 1.  Legal Proceedings                                           8

         Item 2.  Changes in Securities                                       8

         Item 3.  Defaults Upon Senior Securities                             8

         Item 4.  Submission of Matters to a Vote of Security Holders         8

         Item 5.  Other Information                                           8

         Item 6.  Exhibits and Reports on Form 8-K                            9

         Signatures                                                          10

         Exhibit Index                                                       11

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                (Unaudited)
                                                                September 27,   June 28,
                                                                     1997         1997
                                                                     ----         ----
ASSETS
Current assets:
 Cash and cash equivalents                                         $  55,425    $ 79,847
 Accounts receivable - net                                            20,421      21,614
 Merchandise inventories                                             189,836     169,103
 Prepaid expenses and other current assets                             5,076       5,743
                                                                   ---------    --------
     Total current assets                                            270,758     276,307

Property and equipment - net                                          73,962      72,835
Deferred tax asset                                                     9,255       9,255
Other assets                                                           4,200       4,208
                                                                   ---------    --------

     Total assets                                                  $ 358,175    $362,605
                                                                   =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $  71,402    $ 61,808
 Accrued expenses and other current liabilities                       35,638      40,534
 Current portion of long-term debt and capital lease obligations       9,155       9,155
                                                                   ---------    --------
     Total current liabilities                                       116,195     111,497

Long-term debt and capital lease obligations                         138,085     140,213
Long-term self insurance reserves                                      7,941       8,098
Deferred rent and unfavorable lease liability - net                   13,221      12,493
                                                                   ---------    --------
     Total liabilities                                               275,442     272,301
                                                                   ---------    --------

Commitments and contingencies                                           --          --

Minority interests                                                       535         535
                                                                   ---------    --------

Stockholders' equity:
 Preferred stock                                                        --          --
 Common stock                                                            122         122
 Additional paid-in capital                                           89,402      89,402
 Retained (deficit) earnings                                          (7,326)        245
                                                                   ---------    --------
     Total stockholders' equity                                       82,198      89,769
                                                                   ---------    --------

     Total liabilities and stockholders' equity                    $ 358,175    $362,605
                                                                   =========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            Thirteen             Thirteen
                                                          Weeks Ended          Weeks Ended
                                                       September 27, 1997    September 28, 1996
                                                       ------------------    ------------------

Sales                                                  $          256,332    $          264,551

Less:
 Cost of goods sold, including occupancy and
    distribution costs                                            208,202               219,091
 Selling, general and administrative expenses                      41,832                41,272
 Chief Executive Officer severance expenses                         5,433                  --
 Depreciation and amortization                                      5,338                 4,908
                                                       ------------------    ------------------

Loss from operations before interest expense and
 income taxes                                                      (4,473)                 (720)

Interest expense - net                                              3,098                 2,939
                                                       ------------------    ------------------

Loss before income taxes                                           (7,571)               (3,659)

Income tax benefit                                                   --                  (1,464)
                                                       ------------------    ------------------

Net loss                                               $           (7,571)   $           (2,195)
                                                       ==================    ==================

Net loss per common share                              $             (.62)   $             (.18)
                                                       ==================    ==================

Weighted average number of common shares outstanding           12,159,199            12,157,054
                                                       ==================    ==================


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                Thirteen              Thirteen
                                                               Weeks Ended           Weeks Ended
                                                           September 27, 1997    September 28, 1996
                                                           ------------------    ------------------

OPERATING ACTIVITIES
Net loss                                                   $           (7,571)   $           (2,195)
Adjustments to reconcile net loss to net cash (used for)
 provided by operating activities:
 Items not requiring the outlay of cash:
  Depreciation                                                          3,367                 2,759
  Amortization of video rental tapes                                    1,971                 2,149
  Amortization of deferred financing costs                                105                    93
  Deferred income taxes                                                  --                  (1,464)
  Deferred rent                                                           728                   447
Changes in assets and liabilities:
  Accounts receivable                                                   1,193                (1,538)
  Merchandise inventories                                             (20,630)              (15,539)
  Prepaid expenses                                                        667                    97
  Other assets                                                           (108)                 (213)
  Accounts payable                                                      9,594                20,966
  Accrued expenses and other current liabilities                       (5,054)               (3,943)
                                                           ------------------    ------------------
Net cash (used for) provided by operating activities                  (15,738)                1,619
                                                           ------------------    ------------------

INVESTING ACTIVITIES
 Additions to rental videotapes                                        (2,063)               (2,245)
 Additions to property and equipment                                   (4,493)               (3,983)
                                                           ------------------    ------------------
 Net cash used for investing activities                                (6,556)               (6,228)
                                                           ------------------    ------------------

FINANCING ACTIVITIES
 Principal payments on long-term debt                                    (547)               (1,210)
 Principal payments on capital lease obligations                       (1,581)               (1,456)
                                                           ------------------    ------------------
 Net cash used for financing activities                                (2,128)               (2,666)
                                                           ------------------    ------------------

 Decrease in cash and cash equivalents                                (24,422)               (7,275)
 Cash and cash equivalents, beginning of period                        79,847               104,265
                                                           ------------------    ------------------
 Cash and cash equivalents, end of period                  $           55,425    $           96,990
                                                           ==================    ==================

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen weeks ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 27, 1998.

2.       REORGANIZATION
         On August 17, 1992, the Company and its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until September 11, 1995, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). On September 11, 1995, the Company and its subsidiaries emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on August 29, 1995 by the Bankruptcy Court confirming the Third Amended Joint Plan of Reorganization dated May 25, 1995.


3.       CHIEF EXECUTIVE OFFICER RESIGNATION
         On September 19, 1997,  Robert Haft and Avatex  Corporation  ("Avatex")
         finalized an agreement regarding Hamilton Morgan LLC ("Hamilton Morgan"), (the "Hamilton Morgan Agreement"). In exchange for 3,750,000 shares of the Company's stock and the return of a voting proxy on other Company shares, Hamilton Morgan will redeem the 69.8% Avatex interest in Hamilton Morgan, repay certain indebtedness and receive other consideration. As of September 27, 1997, Avatex beneficially owns 39.1% of the Company's outstanding common stock. In conjunction with the Hamilton Morgan Agreement, the Company entered into a Severance Agreement with Robert Haft whereby he resigned his positions as Chairman of the Company's Board of Directors and as the Company's Chief Executive Officer and received a lump sum cash payment of $4,417. Under the terms of the Severance Agreement, the Company will continue to provide benefits to him through September 19, 2000. He is indemnified and entitled to tax reimbursement in respect to any payments that constitute excess parachute payments under Federal Income Tax laws. The Company has provided a letter of credit in the amount of approximately $2,900 to secure its contractual obligations under the Severance Agreement.

PHAR-MOR,  INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended September 27, 1997 versus
    Thirteen Weeks Ended September 28, 1996

Sales for the first quarter of fiscal year 1998 ("Fiscal 1998") decreased 3.1% compared to the first quarter of fiscal year 1997 ("Fiscal 1997"). Comparable store sales decreased 4.8% from $264,551 for Fiscal 1997 to $251,944 for Fiscal 1998. The decrease in comparable store sales was primarily due to the discontinuance of certain promotional discount programs since the first quarter of fiscal year 1997.

Cost of sales as a percentage of sales was 81.2% in Fiscal 1998 compared to 82.8% in Fiscal 1997, a 1.6% decrease. This decrease is primarily due to lower inventory shrinkage, higher product margins, lower promotional discounts, higher vendor income and higher cash discounts partially offset by higher warehouse and transportation expenses and store occupancy costs. In August 1997 the Company discontinued purchasing grocery products from a wholesaler and began distributing these products from its distribution center. The increase in warehouse and transportation costs associated with this change was more than offset by higher product margins, increased cash discounts and increased vendor income.

Selling, general and administrative expenses as a percentage of sales were 16.3% in Fiscal 1998 compared to 15.6% in Fiscal 1997. This increase was due to an increase in wages caused by the increase in the minimum wage, and by pre-opening costs associated with the opening of the Company's 104th store in July 1997, partially offset by lower advertising expenses.

In Fiscal 1998 the Company incurred $5,433 in executive severance and related costs associated with the resignation of Robert Haft, the Company's former Chairman of the Board and Chief Executive Officer.

Depreciation and amortization expense was $5,338 in Fiscal 1998 compared to $4,908 in Fiscal 1997, an increase of $430. The increase is the result of depreciation on capital expenditures made since the first quarter of Fiscal 1997.

Net interest expense was $3,098 in Fiscal 1998 compared to net interest expense of $2,939 in Fiscal 1997, a $159 increase. The increase in net interest expense was primarily due to a decrease in interest income in Fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of September 27, 1997 was $55,425. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

On September 11, 1995, the Company entered into the Revolving Credit Facility (the "Facility") with BankAmerica Business Credit, Inc., as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

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

Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory. Advances made under the Facility bear interest at the BankAmerica reference rate plus 0.50% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranges between 1.50% and 2.00%. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees. As of September 27, 1997, letters of credit totaling $5,709 were outstanding under the Facility. The Facility expires on September 10, 1998.

Thirteen weeks ended September 27, 1997

During the thirteen weeks ended September 27, 1997, the Company's cash position decreased by $24,422. Net cash used by operating activities was $15,738. The major uses of cash from operating activities were for a net loss of $7,571, an increase in seasonal and grocery warehouse inventories of $20,630 and a decrease in accrued expenses of $5,054, which were partially offset by an increase in accounts payable of $9,594.

Capital expenditures of $4,493 and additions to video rental tapes of $2,063 were paid for with the Company's excess cash position.

Net cash used for financing activities of $2,128 consists of principal payments on lease obligations of $1,581 and principal payments on term debt of $547.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 11.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 27, 1997:

   Date of Report        Date of Filing                Description
   --------------        --------------                -----------
  August 22, 1997       August 29, 1997      Press release on agreement between
                                             Hamilton Morgan LLC and Avatex
                                             resolving buy/sell agreement.

  September 19, 1997    September 23, 1997   Press release on resignation of
                                             Robert M. Haft as Chairman and
                                             Chief Executive Officer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     PHAR-MOR, INC.


Date:  October 21, 1997                   By:   /s/ Sankar Krishnan
                                                -------------------------------
                                                    Sankar Krishnan
                                                    Senior Vice President
                                                    and Chief Financial Officer



Date:  October 21, 1997                   By:   /s/ John R. Ficarro
                                                -------------------------------
                                                    John R. Ficarro
                                                    Senior Vice President and
                                                    Chief Administrative Officer

                                 PHAR-MOR, INC.

                                INDEX TO EXHIBITS


Exhibit No.

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