Form 10-Q
period 1997-12-27
PHAR MOR INC
filed 1998-02-03
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     X    Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
 -------  Exchange Act of 1934

          For the quarterly period ended December 27, 1997 Commission File Number 0-27050
                 -------

          Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

          For the transition period from          to
                                         --------    --------

                                  PHAR-MOR,INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                        25-1466309
---------------------------------------------------     ------------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                  Identification No.)


          20 Federal Plaza West, Youngstown, Ohio             44501-0400
---------------------------------------------------     ------------------------
          (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code:        (330) 746-6641
                                                        ------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES      X        No
                                                 -------         -------
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                            YES     X         No
                                                 -------         -------
As of January 30, 1998, 12,230,865 shares of the registrant's common stock were outstanding.

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 27, 1997


                                    I N D E X


                                                                            Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of  December 27,
              1997 and June 28, 1997                                          3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended December 27, 1997 and December 28,
              1996                                                            4

              Condensed Consolidated Statements of Operations for the Twenty-six Weeks Ended December 27, 1997 and December 28,
              1996                                                            5

              Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended December 27, 1997 and December 28,
              1996                                                            6

              Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Part II: Other Information

         Item 1.  Legal Proceedings                                          10

         Item 2.  Changes in Securities                                      10

         Item 3.  Defaults Upon Senior Securities                            10

         Item 4.  Submission of Matters to a Vote of Security Holders        10

         Item 5.  Other Information                                          10

         Item 6.  Exhibits and Reports on Form 8-K                           10

         Signatures                                                          11

         Exhibit Index                                                       12

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                (Unaudited)
                                                                December 27,    June 28,
                                                                    1997          1997
                                                                  ---------    ---------
ASSETS

Current assets:
 Cash and cash equivalents                                        $  60,230    $  79,847
 Accounts receivable - net                                           25,018       21,614
 Merchandise inventories                                            183,369      169,103
 Prepaid expenses and other current assets                            4,597        5,743
                                                                  ---------    ---------
     Total current assets                                           273,214      276,307

Property and equipment - net                                         76,151       72,835
Deferred tax asset                                                    9,255        9,255
Other assets                                                          4,873        4,208
                                                                  ---------    ---------
     Total assets                                                 $ 363,493    $ 362,605
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $  69,444    $  61,808
 Accrued expenses and other current liabilities                      41,776       40,534
 Current portion of long-term debt and capital lease obligations      9,140        9,155
                                                                  ---------    ---------
     Total current liabilities                                      120,360      111,497

Long-term debt and capital lease obligations                        135,625      140,213
Long-term self insurance reserves                                     8,062        8,098
Deferred rent and unfavorable lease liability - net                  13,655       12,493
                                                                  ---------    ---------
     Total liabilities                                              277,702      272,301
                                                                  ---------    ---------

Commitments and contingencies                                           --           --

Minority interests                                                      535          535
                                                                  ---------    ---------

Stockholders' equity:
 Preferred stock                                                        --           --
 Common stock                                                           122          122
 Additional paid-in capital                                          89,682       89,402
 Retained (deficit) earnings                                         (4,548)         245
                                                                  ---------    ---------
     Total stockholders' equity                                      85,256       89,769
                                                                  ---------    ---------

Total liabilities and stockholders' equity                        $ 363,493    $ 362,605
                                                                  =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                     Thirteen             Thirteen
                                                                    Weeks Ended          Weeks Ended
                                                                 December 27, 1997    December 28, 1996
                                                                 -----------------    -----------------

Sales                                                            $         292,212    $         290,933

Less:
 Cost of goods sold, including occupancy and
    distribution costs                                                     234,220              235,943
 Selling, general and administrative expenses                               45,766               43,644
 Chief Executive Officer severance expenses                                    234                 --
 ShopKo business combination expenses                                         --                  2,185
 Depreciation and amortization                                               5,717                5,339
                                                                 -----------------    -----------------
Income from operations before interest expense and
income taxes                                                                 6,275                3,822

Interest expense - net                                                       3,497                2,906
                                                                 -----------------    -----------------
Income before income taxes                                                   2,778                  916

Income tax expense                                                            --                  1,464
                                                                 -----------------    -----------------

Net income (loss)                                                $           2,778    $            (548)
                                                                 =================    =================

Earnings (loss) per common share                                 $             .23    $            (.05)
                                                                 =================    =================
Diluted earnings (loss) per common share                         $             .23    $            (.05)
                                                                 =================    =================

Weighted average number of common shares outstanding                    12,165,353           12,157,054
                                                                 =================    =================
Weighted average number of common shares outstanding - diluted          12,212,527           12,157,054
                                                                 =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Twenty-six            Twenty-six
                                                                    Weeks Ended          Weeks Ended
                                                                 December 27, 1997    December 28, 1996
                                                                 -----------------    -----------------

Sales                                                            $         548,544    $         555,484

Less:
 Cost of goods sold, including occupancy and
    distribution costs                                                     442,422              455,034
 Selling, general and administrative expenses                               87,598               84,916
 Chief Executive Officer severance expenses                                  5,667                 --
 ShopKo business combination expenses                                         --                  2,185
 Depreciation and amortization                                              11,055               10,247
                                                                 -----------------    -----------------

Income from operations before interest expense and
income taxes                                                                 1,802                3,102

Interest expense - net                                                       6,595                5,845
                                                                 -----------------    -----------------

Loss before income taxes                                                    (4,793)              (2,743)

Income taxes                                                                  --                   --
                                                                 -----------------    -----------------

Net loss                                                         $          (4,793)   $          (2,743)
                                                                 =================    =================

Loss per common share                                            $            (.39)   $            (.23)
                                                                 =================    =================

Diluted loss per common share                                    $            (.39)   $            (.23)
                                                                 =================    =================

Weighted average number of common shares outstanding                    12,162,276           12,157,054
                                                                 =================    =================

Weighted average number of common shares outstanding - diluted          12,162,276           12,157,054
                                                                 =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Twenty-six            Twenty-six
                                                              Weeks Ended           Weeks Ended
                                                            December 27, 1997    December 28, 1996
                                                            -----------------    -----------------
OPERATING ACTIVITIES
Net loss                                                   $          (4,793)   $          (2,743)
Adjustments to reconcile net loss to net cash (used for)
 provided by operating activities:
 Items not requiring the outlay of cash:
  Depreciation                                                         6,982                5,753
  Amortization of video rental tapes                                   4,073                4,494
  Amortization of deferred financing costs                               210                  198
  Deferred income taxes                                                 --                   (120)
  Deferred rent                                                        1,162                  831
 Changes in assets and liabilities:
  Accounts receivable                                                 (3,404)              (4,639)
  Merchandise inventories                                            (13,992)             (17,196)
  Prepaid expenses                                                     1,146                  952
  Other assets                                                          (898)                (208)
  Accounts payable                                                     7,636               34,995
  Accrued expenses and other current liabilities                       1,207                2,407
                                                           -----------------    -----------------
Net cash (used for) provided by operating activities                    (671)              24,724
                                                           -----------------    -----------------

INVESTING ACTIVITIES
  Additions to rental videotapes                                      (4,324)              (4,723)
  Additions to property and equipment                                (10,299)             (11,431)
                                                           -----------------    -----------------
Net cash used for investing activities                               (14,623)             (16,154)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 280                 --
  Principal payments on long-term debt                                (1,093)              (1,734)
  Principal payments on capital lease obligations                     (3,510)              (2,943)
                                                           -----------------    -----------------
Net cash used for financing activities                                (4,323)              (4,677)

(Decrease) increase in cash and cash equivalents                     (19,617)               3,893
Cash and cash equivalents, beginning of period                        79,847              104,265
                                                           -----------------    -----------------
Cash and cash equivalents, end of period                   $          60,230    $         108,158
                                                           =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. and its subsidiaries (the "Company"), these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 for additional disclosures, including a summary of the Company's accounting policies. Operating results for the thirteen and twenty-six weeks ended December 27, 1997 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 27, 1998.

2.       REORGANIZATION
         On August 17, 1992, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until September 11, 1995, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). On September 11, 1995, the Company emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on August 29, 1995 by the Bankruptcy Court confirming the Third Amended Joint Plan of Reorganization dated May 25, 1995.


3.       CHIEF EXECUTIVE OFFICER RESIGNATION
         On September 19, 1997, the Company entered into a Severance Agreement with Robert Haft whereby he resigned his positions as Chairman of the Company's Board of Directors and as the Company's Chief Executive Officer and received a lump sum cash payment of $4,417. Under the terms of the Severance Agreement, the Company will continue to provide benefits to him through September 19, 2000. He is indemnified and entitled to reimbursement for any tax payments he is required to make that constitute excess parachute payments under Federal Income Tax laws resulting from the severance benefits he received.

4.       PROPOSED BUSINESS COMBINATION
         The Company entered into an Agreement and Plan of Reorganization dated September 7, 1996 (as amended as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo"), a retailer specializing in prescription and vision benefit management and health decision support services, to combine the respective companies under Cabot Noble, Inc. ("Cabot Noble"), a newly organized Delaware holding company (the "Proposed Transaction").

         On April 1, 1997, the Company, ShopKo and Cabot Noble entered into a Termination Agreement mutually terminating the Agreement and Plan of Reorganization effective as of April 1, 1997.

5.       ADOPTION OF ACCOUNTING PRONOUNCEMENT
         For the quarter ended December 27, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. This statement requires restatement of all prior period earnings per share data presented. The basic earnings per share and diluted earnings per share as defined by SFAS No. 128 approximates the historically presented net income (loss) per common share.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended December 27, 1997 versus
    Thirteen Weeks Ended December 28, 1996

Sales for the second quarter of fiscal year 1998 ("Fiscal 1998") increased 0.4% compared to the second quarter of fiscal year 1997 ("Fiscal 1997"). Comparable store sales for the second quarter decreased 1.4% from $289,905 for Fiscal 1997 to $285,851 for Fiscal 1998. The decrease in comparable store sales was primarily due to the discontinuance of certain promotional discount programs since the second quarter of fiscal year 1997.

Cost of sales as a percentage of sales was 80.2% in Fiscal 1998 compared to 81.1% in Fiscal 1997, a 0.9% decrease. This decrease is primarily due to lower inventory shrinkage, higher vendor income and higher cash discounts partially offset by higher warehouse and transportation expenses and store occupancy costs. In August 1997 the Company discontinued purchasing grocery products from a wholesaler and began distributing these products from its distribution center. The increase in warehouse and transportation costs associated with this change was more than offset by higher product margins, increased cash discounts and increased vendor income.

Selling, general and administrative expenses as a percentage of sales were 15.7% in Fiscal 1998 compared to 15.0% in Fiscal 1997. This increase was due to an increase in wages caused by the increase in the minimum wage, increased advertising expenses and higher corporate overhead expenses. The increase in corporate overhead expenses was primarily due to increased professional fees and severance costs.

Depreciation and amortization expense was $5,717 in Fiscal 1998 compared to $5,339 in Fiscal 1997, an increase of $378. The increase is the result of depreciation on capital expenditures made since the second quarter of Fiscal 1997.

Net interest expense was $3,497 in Fiscal 1998 compared to net interest expense of $2,906 in Fiscal 1997, a $591 increase. The increase in net interest expense was primarily due to a decrease in interest income in Fiscal 1998 resulting from lower cash balances.


Twenty-six Weeks Ended December 27, 1997 versus
    Twenty-six Weeks Ended December 28, 1996

Sales for the twenty-six weeks ended December 27, 1997 decreased 1.2% compared to the twenty-six weeks ended December 28, 1996. Comparable store sales for the twenty-six weeks ended December 27, 1997 decreased 3.0% from $554,457 to $537,795. The decrease in comparable store sales was primarily due to the discontinuance of certain promotional discount programs since the beginning of fiscal year 1997.

Cost of sales as a percentage of sales was 80.7% in the twenty-six weeks ended December 27, 1997 compared to 81.9% in the prior year, a 1.2% decrease. This decrease is primarily due to lower inventory shrinkage, higher product margins, higher vendor income and higher cash discounts partially offset by higher warehouse and transportation expenses and store occupancy costs.

Selling, general and administrative expenses as a percentage of sales were 16.0% in the twenty-six weeks ended December 27, 1997 compared to 15.3% in the prior year. This increase was due to an increase in wages caused by the increase in the minimum wage, preopening costs associated with the opening of two new stores in the current year versus one new store in the previous year and higher corporate overhead expenses. The increase in corporate overhead expenses was primarily due to increased professional fees and severance costs.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of December 27, 1997 was $60,230. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory. Advances made under the Facility bear interest at the BankAmerica reference rate plus 0.50% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranges between 1.50% and 2.00%. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees. As of December 27, 1997, letters of credit totaling $5,709 were outstanding under the Facility. The Facility expires on September 10, 1998.

Twenty-six weeks ended December 27, 1997

During the twenty-six weeks ended December 27, 1997, the Company's cash position decreased by $19,617. Net cash used by operating activities was $671. The major uses of cash from operating activities were for a net loss of $4,793, an increase in seasonal and grocery warehouse inventories of $13,992 and an increase in accounts receivable of $3,404, which were partially offset by an increase in accounts payable of $7,636 and non-cash expenses of $12,427.

Capital expenditures of $10,299 and additions to video rental tapes of $4,324 were paid for with the Company's excess cash position.

Net cash used for financing activities of $4,323 consists of principal payments on lease obligations of $3,510 and principal payments on term debt of $1,093 partially offset by the proceeds from the issuance of common stock as a result of the exercise of stock options.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 12.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 27, 1997:

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PHAR-MOR, INC.


Date:  February 3, 1998            By:   /s/ Sankar Krishnan
                                         ---------------------------------------
                                             Sankar Krishnan
                                             Senior Vice President and Chief
                                                Financial Officer



Date:  February 3, 1998            By:   /s/ John R.Ficarro
                                         ---------------------------------------
                                             John R. Ficarro
                                             Senior Vice President and Chief
                                                Administrative Officer

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