Form 10-Q
period 1998-03-28
PHAR MOR INC
filed 1998-05-01
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q


     X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ------  Exchange Act of 1934

          For the quarterly period ended March 28, 1998 Commission File Number 0-27050
                 -------

          Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

          For the transition period from               to
                                           --------         --------

                                 PHAR-MOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                         25-1466309
-------------------------------------------------           --------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                     Identification No.)


          20 Federal Plaza West, Youngstown, Ohio            44501-0400
-------------------------------------------------           --------------------
          (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code:          (330) 746-6641
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

          As of April 30, 1998, 12,235,865 shares of the registrant's common stock were outstanding.

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 28, 1998


                                    I N D E X


                                                                           Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of March 28, 1998
              and June 28, 1997                                               3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended March 28, 1998 and March 29, 1997          4

              Condensed Consolidated Statements of Operations for the
              Thirty-nine Weeks Ended March 28, 1998 and March 29, 1997       5

              Condensed Consolidated Statements of Cash Flows for the
              Thirty-nine Weeks Ended March 28, 1998 and March 29, 1997       6

              Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Part II: Other Information

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities                                      11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           12

         Signatures                                                          13

         Exhibit Index                                                       14

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               (Unaudited)
                                                                 March 28,     June 28,
                                                                    1998          1997
                                                                    ----          ----
ASSETS
Current assets:
Cash and cash equivalents                                         $  39,506    $  79,847
Marketable securities                                                11,546         --
Accounts receivable - net                                            26,043       21,614
Merchandise inventories                                             184,299      169,103
Prepaid expenses and other current assets                             5,232        5,743
                                                                  ---------    ---------
Total current assets                                                266,626      276,307

Property and equipment - net                                         74,407       72,835
Deferred tax asset                                                    9,255        9,255
Other assets                                                          4,374        4,208
                                                                  ---------    ---------

Total assets                                                      $ 354,662    $ 362,605
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                  $  71,236    $  61,808
Accrued expenses and other current liabilities                       36,332       40,534
Current portion of long-term debt and capital lease obligations       9,324        9,155
                                                                  ---------    ---------
Total current liabilities                                           116,892      111,497

Long-term debt and capital lease obligations                        135,068      140,213
Long-term self insurance reserves                                     8,056        8,098
Deferred rent and unfavorable lease liability - net                  12,055       12,493
                                                                  ---------    ---------
Total liabilities                                                   272,071      272,301
                                                                  ---------    ---------

Commitments and contingencies                                          --           --

Minority interests                                                      535          535
                                                                  ---------    ---------
Stockholders' equity:
Preferred stock                                                        --           --
Common stock                                                            122          122
Additional paid-in capital                                           89,976       89,402
Stock options outstanding                                             1,218         --
Retained (deficit) earnings                                          (9,260)         245
                                                                  ---------    ---------
Total stockholders' equity                                           82,056       89,769
                                                                  ---------    ---------
Total liabilities and stockholders' equity                        $ 354,662    $ 362,605
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

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                          Thirteen            Thirteen
                                                        Weeks Ended         Weeks Ended
                                                      March 28, 1998      March 29, 1997
                                                      --------------      --------------

Sales                                               $        277,319    $        264,043

Less:
Cost of goods sold, including occupancy and
distribution costs                                           223,696             213,592
Selling, general and administrative expenses                  44,236              41,362
Chief Executive Officer severance expenses                       720                --
ShopKo business combination expenses                            --                   891
Loss on disposal of equipment                                  4,615                --
Depreciation and amortization                                  5,463               5,164
                                                    ----------------    ----------------
(Loss) income from operations before interest and
income taxes                                                  (1,411)              3,034


Interest and investment income                                   893               1,308
Interest expense                                              (4,194)             (4,293)
                                                    ----------------    ----------------

(Loss) income before income taxes                             (4,712)                 49

Income tax expense                                              --                  --
                                                    ----------------    ----------------

Net (loss) income                                   $         (4,712)   $             49
                                                    ================    ================
(Loss) earnings per common share                    $           (.39)   $           --
                                                    ================    ================
Diluted (loss) earnings per common share            $           (.39)   $           --
                                                    ================    ================
Weighted average number of common shares
outstanding                                               12,229,071          12,157,054
                                                    ================    ================
Weighted average number of common shares
outstanding - diluted                                     12,229,071          12,157,054
                                                    ================    ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                        Thirty-nine         Thirty-nine
                                                        Weeks Ended         Weeks Ended
                                                      March 28, 1998      March 29, 1997
                                                      --------------      --------------
Sales                                               $        825,863    $        819,527

Less:
Cost of goods sold, including occupancy and
distribution costs                                           666,118             668,626
Selling, general and administrative expenses                 131,834             126,278
Chief Executive Officer severance expenses                     6,387                --
ShopKo business combination expenses                            --                 3,076
Loss on disposal of equipment                                  4,615                --
Depreciation and amortization                                 16,518              15,411
                                                    ----------------    ----------------
Income from operations before interest and
income taxes                                                     391               6,136

Interest and investment income                                 2,666               4,091
Interest expense                                             (12,562)            (12,921)
                                                    ----------------    ----------------
Loss before income taxes                                      (9,505)             (2,694)

Income taxes                                                    --                  --
                                                    ----------------    ----------------

Net loss                                            $         (9,505)   $         (2,694)

                                                    ================    ================
Loss per common share                               $           (.78)   $           (.22)
                                                    ================    ================
Diluted loss per common share                       $           (.78)   $           (.22)
                                                    ================    ================
Weighted average number of common shares
outstanding                                               12,184,541          12,157,054
                                                    ================    ================
Weighted average number of common shares
outstanding - diluted                                     12,184,541          12,157,054
                                                    ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Thirty-nine          Thirty-nine
                                                                Weeks Ended          Weeks Ended
                                                              March 28, 1998       March 29, 1997
                                                              --------------       --------------
OPERATING ACTIVITIES
Net loss                                                    $         (9,505)   $         (2,694)
Adjustments to reconcile net loss to net
cash (used for) provided by operating activities:
Items not requiring the outlay of cash:
Depreciation                                                          10,470               8,926
Amortization of video rental tapes                                     6,048               6,489
Loss on disposal of equipment                                          4,615                --
Stock option compensation expense                                      1,218                --
Amortization of deferred financing costs                                 315                 303
Deferred rent                                                           (438)              1,047
Changes in assets and liabilities:
Marketable securities                                                (11,546)               --
Accounts receivable                                                   (4,429)             (1,653)
Merchandise inventories                                              (14,832)             (7,310)
Prepaid expenses                                                         511                 912
Other assets                                                            (516)               (391)
Accounts payable                                                       9,428               3,297
Accrued expenses and other current liabilities                        (4,245)             (1,831)
                                                            ----------------    ----------------
Net cash (used for) provided by operating activities                 (12,906)              7,095
                                                            ----------------    ----------------

INVESTING ACTIVITIES
Additions to rental videotapes                                        (6,377)             (6,516)
Additions to property and equipment                                  (14,539)            (14,742)
                                                            ----------------    ----------------
Net cash used for investing activities                               (20,916)            (21,258)
                                                            ----------------    ----------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                   574                --
Principal payments on long-term debt                                  (1,694)             (2,173)
Principal payments on capital lease obligations                       (5,399)             (4,469)
                                                            ----------------    ----------------
Net cash used for financing activities                                (6,519)             (6,642)
                                                            ----------------    ----------------

Decrease in cash and cash equivalents                                (40,341)            (20,805)
Cash and cash equivalents, beginning of period                        79,847             104,265
                                                            ----------------    ----------------
Cash and cash equivalents, end of period                    $         39,506    $         83,460
                                                            ================    ================


NON-CASH TRANSACTIONS
Additions to property and equipment                                   (2,178)               --
Additions to capital lease obligations                                 2,178                --


The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
--------------------------------------------------------------------------------

1.        BASIS OF PRESENTATION
          The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. and its subsidiaries (the "Company"), these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 for additional disclosures, including a summary of the Company's accounting policies. Operating results for the thirteen and thirty-nine weeks ended March 28, 1998 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 27, 1998.

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

5.        LOSS ON DISPOSAL OF EQUIPMENT
          During the quarter ended March 28, 1998, the Company purchased new mainframe computer equipment and wrote off the net book value of the existing mainframe computer equipment.

6.        MARKETABLE SECURITIES
          In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are carried at market value as trading securities and realized and unrealized gains and losses are reported within the condensed consolidated statements of operations. The market value and cost of the securities are determined using the specific identification method, with market value being determined by quoted market prices. Marketable securities consist primarily of equity securities.

          The Company's Board of Directors has formed an Investment Committee that is authorized to invest up to $20,000 of the Company's cash in marketable securities. Not more than $5,000 may be invested in any one company. On April 7, 1998 the independent members of the Company's Board of Directors authorized the Investment Committee to invest up to $5,000 in Avatex Corporation common stock. Avatex currently owns 39% of the Company's outstanding common stock. The Company's Co-CEOs are Co-CEOs of Avatex and each has a substantial personal ownership position in Avatex.


7.        PENSION PLAN TERMINATION
          The Company is in the process of terminating its non-union defined benefit pension plan. If the termination is completed and all benefits are distributed to participants in the plan by June 30, 1998, the Company expects to realize a gain of $1,500 to $2,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended March 28, 1998 versus
    Thirteen Weeks Ended March 29, 1997

          Sales for the third quarter of fiscal year 1998 ("Fiscal 1998") increased 5.0% compared to the third quarter of fiscal year 1997 ("Fiscal 1997"). Comparable store sales for the third quarter increased 3.0% from $264,043 for Fiscal 1997 to $272,001 for Fiscal 1998. The increase in comparable store sales was primarily due to the continued success of the store remodel program and the introduction of Pepsi products in January 1998 partially offset by the shift of two weeks of Easter sales from March (third quarter) in Fiscal 1997 to April (fourth quarter) in Fiscal 1998.

          Cost of sales as a percentage of sales was 80.7% in Fiscal 1998 compared to 80.9% in Fiscal 1997, a 0.2% decrease. This decrease is primarily due to lower inventory shrinkage, higher vendor income, lower store occupancy and higher cash discounts partially offset by lower product margins and higher warehouse and transportation expenses. In August 1997 the Company discontinued purchasing grocery products from a wholesaler and began distributing these products from its distribution center. The increase in warehouse and transportation expenses associated with this change was more than offset by higher product margins, increased cash discounts and increased vendor income.

          Selling, general and administrative expenses as a percentage of sales were 16.0% in Fiscal 1998 compared to 15.7% in Fiscal 1997. This increase was due to an increase in wages caused by the increase in the minimum wage, preopening expenses associated with the opening of a new store in the current quarter and higher stock option compensation expenses.

          The current quarter results include a charge of $4,615 for the write-off of the Company's mainframe computer and other equipment which was replaced during the third quarter with the latest technology IBM mainframe computer equipment. The new mainframe computer equipment has lower operating and maintenance costs and provides the Company greater capacity for growth and expansion over the next three to five years.

          Depreciation and amortization expense was $5,463 in Fiscal 1998 compared to $5,164 in Fiscal 1997, an increase of $299. The increase is the result of depreciation on capital expenditures made since the second quarter of Fiscal 1997.

          Interest and investment income was $893 in Fiscal 1998 compared to $1,308 in Fiscal 1997, a $415 decrease. The decrease was primarily due to a decrease in interest income in Fiscal 1998 resulting from lower cash balances.



Thirty-nine Weeks Ended March 28, 1998 versus
    Thirty-nine Weeks Ended March 29, 1997

          Sales for the thirty-nine weeks ended March 28, 1998 increased 0.8% compared to the thirty-nine weeks ended March 29, 1997. Comparable store sales for the thirty-nine weeks ended March 28, 1998 decreased 1.1% from $807,919 to $816,702. The decrease in comparable store sales was primarily due to the discontinuance of certain promotional discount programs since the beginning of fiscal year 1997.

          Cost of sales as a percentage of sales was 80.7% in the thirty-nine weeks ended March 28, 1998 compared to 81.6% in the prior year, a 0.9% decrease. This decrease is primarily due to lower inventory shrinkage, higher vendor income and higher cash discounts partially offset by higher warehouse and transportation expenses.

          Selling, general and administrative expenses as a percentage of sales were 16.0% in the thirty-nine weeks ended March 28, 1998 compared to 15.4% in the prior year. This increase was due to an increase in wages caused by the increase in the minimum wage, preopening costs associated with the opening of three new stores in the current year versus one new store in the previous year and higher corporate overhead expenses.

          The thirty-nine weeks ended March 28, 1998 include charges for severance and related expenses of $6,387 associated with the departure of the Company's former Chairman and Chief Executive Officer in September 1997.


FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

          The Company had cash of $39,506 and marketable securities of $11,546 as of March 28, 1998. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

          Credit availability under the Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory. Advances made under the Facility bear interest at the BankAmerica reference rate plus 0.50% or, at the option of the Company, the London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranges between 1.50% and 2.00%. Under the terms of the Facility, the Company is required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees. As of March 28, 1998, letters of credit totaling $5,709 were outstanding under the Facility. The Facility expires on September 10, 1998.

Thirty-nine weeks ended March 28, 1998

          During the thirty-nine weeks ended March 28, 1998, the Company's cash position decreased by $40,341. Net cash used by operating activities was $12,906. The major uses of cash from operating activities were for a net loss of $9,505, an increase in new store, seasonal and grocery warehouse inventories of $14,832, an increase in marketable securities of $11,546, an increase in accounts receivable of $4,429 and a decrease in accrued expenses of $4,245, which were partially offset by an increase in accounts payable of $9,428 and non-cash expenses of $22,228.

          Capital expenditures of $14,539 and additions to video rental tapes of $6,377 were paid for with the Company's excess cash position.

          Net cash used for financing activities of $6,519 consists of principal payments on lease obligations of $5,399 and principal payments on term debt of $1,694 partially offset by the proceeds from the issuance of common stock as a result of the exercise of stock options.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The first Annual Meeting of Shareholders of the Company was held on February 17, 1998. The Company received proxies from holders of 10,673,678 shares of the Company's common stock, which constituted more than a majority of all shares issued and outstanding (12,159,199 shares) at the close of business on December 2, 1997. The holders of at least 10,208,742 shares of common stock voted for the election of Abbey J. Butler, Melvyn J. Estrin, Daniel H. Levy, Monroe Osterman, Arthur G. Rosenberg and John D. Shulman as directors of the Corporation to hold office in staggered terms of three years for Messrs. Butler and Estrin; two years for Messrs. Levy and Osterman; and one year for Messrs. Rosenberg and Shulman.

          The second proposal amending the Company's Restated Articles of Incorporation, as amended, providing for a classified Board of Directors was passed as follows: 5,472,288 shares in favor and 2,893,050 shares against.

          The third proposal amending the Company's 1995 Director Stock Plan increasing the number of shares available under the Plan from 250,000 to 500,000 was passed as follows: 7,846,771 shares in favor and 507,232 shares against.

          The fourth proposal was for the approval of the Phar-Mor, Inc. 1996 Director Retirement Plan. The proposal passed as follows: 6,600,664 shares in favor and 1,653,659 shares against.

          The fifth proposal amending the Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan increasing the number of shares available under this Plan from 913,333 to 3,500,000 was passed as follows: 6,544,729 shares in favor and 1,725,986 shares against.

          The sixth proposal was for the approval of the Phar-Mor, Inc. Employee Stock Purchase Plan. The proposal passed as follows: 8,032,912 shares in favor and 313,373 shares against.

          The seventh proposal was for the appointment of the firm of Deloitte & Touche LLP to be the Company's independent accountants for the fiscal year ending June 27, 1998. The proposal passed as follows: 10,662,633 shares in favor and 8,022 shares against.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 14.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    PHAR-MOR, INC.


Date:  May 1, 1998                       By:   /s/ Sankar Krishnan
                                               --------------------------------
                                                   Sankar Krishnan
                                                   Senior Vice President and
                                                   Chief Financial Officer



Date:  May 1, 1998                       By:   /s/ John R. Ficarro
                                               --------------------------------
                                                   John R. Ficarro
                                                   Senior Vice President and
                                                   Chief Administrative Officer

                                 PHAR-MOR, INC.

                                INDEX TO EXHIBITS


Exhibit No.

*3.1       Amended and Restated Articles of Incorporation

3.2        Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

10.1       1995 Directors Stock Plan, as Amended

10.2       1996 Director Retirement Plan

10.3       Employee Stock Purchase Plan

10.4       Amended and Restated Stock Incentive Plan

27         Financial Data Schedule
-----------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995