Form 10-K405
period 1998-06-27
PHAR MOR INC
filed 1998-09-25
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X Annual report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 For the fiscal year ended June 27, 1998 Commission
         File Number 0-27050
                     -------
      Transition report pursuant to Section 13 or 15(d) of the Securities
  --- Exchange Act of 1934 For the transition period from _______ to _______

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
                                                             --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

         Title of each class           Name of each exchange on which registered
        ---------------------          -----------------------------------------
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
                                            YES     X         No
                                                  ------           ------

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 8, 1998 was $105,577,461 (based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System on such date).

As of close of business on September 8, 1998, 12,240,865 shares of the Registrant's Common Stock were outstanding.

PART I

Item 1.  Business

Introduction

         Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine, tobacco, soft drinks, video rental and seasonal and other general merchandise. As of June 27, 1998, the Company operated 106 stores in 22 metropolitan markets in 19 states under the name of Phar-Moru. Approximately 52% of Phar-Mor's stores are located in Pennsylvania, Ohio and West Virginia, and approximately 23% are located in Virginia, North Carolina and South Carolina. The Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of June 27, 1998.

         Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

Operations

         Typically, stores are open 95 hours per week; pharmacies are typically open 77 hours per week. The average store has approximately 50 employees, including a store manager and department managers, a pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 5,479 employees at June 27, 1998. Approximately 246 warehouse and distribution center employees in Youngstown are members of the Teamsters Union under a contract which expires March 4, 2000. Sixty employees at the Company's Niles, Ohio store are members of the United Food and Commercial Workers Union under a contract which expires October 12, 2000.

         The Company is committed to customer service and encourages employees to be responsive to customer needs and concerns. The remerchandising and remodeling of stores (discussed below) is designed to make the customer's shopping experience easier and more enjoyable. The number of open checkout lanes is closely monitored to facilitate the efficient and comfortable checkout of customers. These philosophies are regularly communicated and reinforced by the Company to its employees.

         Thorough education and training in store operations is provided to employees at every level. Computer-based training, on and off-site training, video training, and teleconferences are a few of the training methods used. The Company believes that such training enables efficiency, understanding and responsiveness within store operations.

         The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within a radius of between five and seven miles. On average during the fiscal year ended June 27, 1998 ("Fiscal Year 1998"), each store served approximately 11,200 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

         Company stores accept payment in cash, check, credit cards and payment from third-party providers of prescription services.

         The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities are centrally directed from Phar-Mor's corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. McKesson Drug Company ("McKesson"), a pharmaceutical distributor, accounted for approximately 25%, of the Company's purchases during Fiscal Year 1998. During Fiscal Year 1998, no other single vendor accounted for more than 10% of the Company's purchases. Substantially all of the products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

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

         Phar-Mor introduced the "Warehouse District" concept during Fiscal Year 1997. In approximately 10,000 to 15,000 square feet, each "Warehouse District" offers a variety of grocery items, including fresh, frozen, and refrigerated foods. The Company incorporated this concept into 18 stores during Fiscal Year 1998 bringing the total number of "Warehouse District" stores to 23. The concept has been well received by customers and has improved overall sales in each such store. The Company plans to incorporate the "Warehouse District" concept into 5 stores scheduled to be remodeled during the fiscal year ending July 3, 1999 ("Fiscal Year 1999"). During Fiscal Years 1997 and 1998, the Company also undertook a plan to remodel certain stores unable to accommodate the fresh, frozen and refrigerated foods included in the "Warehouse District" concept due to their small size. This "four-wall" remodeling program includes remerchandising the stores to provide a more convenient shopping experience by creating product adjacencies; adding new and color coded decor and enhancing signage throughout the store; and further enhancing the "store within a store" idea with its signature departments. The Company has completed ten of the "four-wall" remodel projects.




Sales

         The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drugstores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In Fiscal Year 1998, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, over-the-counter drugs, health and beauty care products, cosmetics and greeting cards) averaged approximately $5.9 million per store in its 106 stores. In addition to the approximately $624.0 million in traditional drugstore product revenues in Fiscal Year 1998, the Company generated approximately $476.8 million in revenues from the sale of groceries and general merchandise.

         Set forth below is the percentage of sales by principal category of products for the continuing stores for the last three fiscal years.

                                                Fiscal Year Ended
                                                -----------------

                                 (106 Stores)      (103 Stores)     (102 Stores)
Category                         June 27, 1998     June 28, 1997   June 29, 1996
--------                         -------------     -------------   -------------

Prescription, Health and
  Beauty Care Products,
  Cosmetics and Greeting Cards        56.7%             57.0%            56.0%

All Other Merchandise                 43.3%             43.0%            44.0%


         The Company's business is seasonal to a certain extent. The highest volume of sales and net income usually occurs in the second fiscal quarter (generally October, November and December). The following table summarizes the Company's sales by quarter during Fiscal Year 1998.


                    Sales by Quarter During Fiscal Year 1998

                                                  Percentage of
                                                   Total Sales

                        First Quarter                 23.3%
                        Second Quarter                26.5%
                        Third Quarter                 25.2%
                        Fourth Quarter                25.0%
                                                    --------
                                                     100.0%

Competition

         Phar-Mor's stores compete primarily with conventional drugstores, supermarkets and mass merchant discounters. Many of these companies have greater financial resources than Phar-Mor. Phar-Mor competes with conventional drugstores by offering a broader product selection and generally lower prices than traditional drugstore lines. Phar-Mor believes it has these same competitive advantages against most supermarkets for non-grocery items. Phar-Mor competes with supermarkets in grocery product lines where Phar-Mor does not have a broader selection, by carrying an often changing mix of items priced lower than most supermarkets.

         Phar-Mor does not attempt to compete against mass merchant discounters solely on the basis of price. In traditional drugstore lines, particularly health and beauty care products and greeting cards, Phar-Mor offers broader product selection than mass merchant discounters. Mass merchant discounters generally are unwilling to allocate as much display space as Phar-Mor devotes to these categories. The merchandising changes Phar-Mor has implemented, including the creation of "signature" departments in dedicated aisle space with distinguishing signage, such as health and beauty care products, cosmetics, video rentals, groceries, perishable foods in 23 stores and "The Card Shop," "Pet Place," "One Stop Baby Shop," and "Vitamin World," are designed in part to distinguish Phar-Mor from mass merchant discounters and to increase its strength in areas in which Phar-Mor's management believes such merchants do not excel.

Capital Expenditures

         The Company's most significant capital needs are for seasonal purchases of inventories, technological improvements and remerchandising and remodeling of existing stores.

         The Company's capital expenditures totaled $21.4 million in Fiscal Year 1998, including $3.4 million for the construction of new stores, $8.9 million for remodeling existing stores, and $5.9 million for corporate and store information systems. The Company anticipates spending approximately $16.5 million for capital expenditures in Fiscal Year 1999, including costs of remodeling 5 additional stores, opening two new stores and replacing one store.

Real Estate and Growth

         The Company opened three new stores in Fiscal Year 1998, and plans to open two more new stores in Fiscal Year 1999. Expansion in the near future is expected to be minimal and in existing or contiguous markets in its core areas of Pennsylvania, Ohio and West Virginia. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing utilization of existing supervisory and managerial staff.

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

Regulation

         The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. To the extent that pay scales for a portion of the Company's personnel relate to the federal minimum wage, increases in the minimum wage may increase the Company's labor costs.

         The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding recordkeeping and licensing matters with civil and criminal penalties for violations.

Item 2.  Properties.

         As of June 27, 1998, the Company operated 106 stores in 19 states. Approximately 52% of Phar-Mor's stores are located in Pennsylvania, Ohio and West Virginia, and approximately 23% are located in Virginia, North Carolina and South Carolina. The following is a breakdown by state of the locations of the Company's stores.

         Alabama ............    1   Missouri ...........    1
         Colorado ...........    2   New Jersey .........    1
         Florida ............    5   North Carolina .....    9
         Georgia ............    3   Ohio ...............   16
         Illinois ...........    4   Oklahoma ...........    1
         Indiana ............    3   Pennsylvania .......   35
         Iowa ...............    2   South Carolina .....    4
         Kansas .............    2   Virginia ...........   11
         Kentucky ...........    1   West Virginia ......    4
                                     Wisconsin ..........    1


         As of June 27, 1998, all of the Company's stores were leased. All store leases are long-term; the original terms of 76 leases and the original terms with options of four leases expire on or before December 31, 2006. The remaining stores have longer lease terms. Most stores are located adjacent to or near shopping centers or are part of strip centers. Some stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A proto-typical store now includes approximately 40,000 square feet of sales space and 10,000 square feet of storage area and ample off-street parking. The stores are designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases.

         The Company operates a distribution center in Youngstown, Ohio which it leases. This center delivered approximately 46% of all merchandise to the stores in Fiscal Year 1998, primarily using contract carriers. The balance of the products were delivered directly to the Company's stores by vendors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 1998, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock, par value $.01 per share (the "Common Stock"), is included for quotation on the NASDAQ National Market under the symbol "PMOR." High and low prices of the Common Stock are shown in the table below:

                                         Fiscal Year 1998    Fiscal Year 1997
                                         ----------------    ----------------
                                          High      Low       High      Low
                                          ----      ---       ----      ---
         1st Quarter...............     $ 7 3/4    $6 1/8    $8 3/4    $6 1/8
         2nd Quarter...............       9 5/8     6 3/8     6 1/4     5 5/16
         3rd Quarter...............      11 3/4     8         5 11/16   4 5/8
         4th Quarter...............      11 11/16   8 3/8     6 3/8     4 3/4

         As of September 8, 1998, there were 2,696 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings for future operations and expansion of its business. In addition, the indenture pursuant to which the Company's senior notes were issued, the Revolving Credit Facility and the Amended Revolving Credit Facility restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.

                                                      (In thousands except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                              52 Weeks        52 Weeks        43 Weeks         9 Weeks              52 Weeks           53 Weeks
                               Ended           Ended           Ended            Ended                Ended              Ended
                           June 27, 1998   June 28, 1997   June 29, 1996    September 2, 1995    July 1, 1995 (b)    July 2, 1994
                           -------------   -------------   -------------    -----------------    ----------------    ------------
Net sales                  $   1,100,851   $   1,074,828   $     874,284 || $         181,968    $     1,412,661    $  1,852,244
(Loss) income from                                                       ||
continuing operations             (8,830)         (2,281)          2,526 ||           (10,389)(a)        (53,144)(c)    (142,763)(d)
Diluted (loss) income                                                    ||
per share from                                                           ||
continuing operations               (.72)           (.19)            .21 ||              (.19)              (.98)          (2.64)


                                 As of           As of           As of            As of                As of              As of
                           June 27, 1998   June 28, 1997   June 29, 1996    September 2, 1995    July 1, 1995       July 2, 1994
                           -------------   -------------   -------------    -----------------    ------------       ------------
Total assets                     349,455         362,605         363,463              390,207 ||         531,332         680,105
Long-term debt & capital                                                                      ||
leases                           130,993         140,213         149,163              151,047 ||            --              --
Liabilities subject to                                                                        ||
settlement                          --              --              --                   --   ||       1,154,959       1,182,145


Note: In accordance with fresh-start reporting, reorganization value was used to record the assets and liabilities of the Company at September 2, 1995. Accordingly, the selected consolidated financial data as of September 2, 1995, June 29, 1996, June 28, 1997, and June 27, 1998 and for the 43 weeks ended June 29, 1996, the 52 weeks ended June 28, 1997, and the 52 weeks ended June 27, 1998, are not comparable in material respects to such data for prior periods. Furthermore, the Company's results of operations for periods prior to the Effective Date are not necessarily indicative of results of operations that may be achieved in the future.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages F-1 to F-29. The discussion of liquidity and capital resources is based upon the Company's current financial position. The accompanying financial review reflects the significant impact of the events leading up to and following the Company's emergence from bankruptcy. Certain information regarding the Chapter 11 Cases and the Plan of Reorganization is set forth in Note 1 to the Consolidated Financial Statements.

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

         Changes in the federal minimum wage may increase the Company's future labor costs. See "Item 1. Business - Regulation."

Results of Operations

The following table sets forth the number of retail stores operated each fiscal year:

                                                    Fiscal Year Ended
                                       June 27,1998   June 28,1997   June 29,1996(a)
                                       ------------   ------------   ------------
         Stores, beginning of period         103            102            143
         Stores opened                         3              1           --
         Stores closed                      --             --              (41)
                                       ------------   ------------   ------------
         Stores, end of period               106            103            102
                                       ============   ============   ============

(a) Includes the nine weeks ended September 2, 1995 (Predecessor) and the forty-three weeks ended June 29, 1996 (Successor).


52 weeks ended June 27, 1998 (Fiscal Year 1998) compared to the 52 weeks ended June 28, 1997 (Fiscal Year 1997) (all dollar amounts in thousands)


                                                       Fiscal Year 1998                  Fiscal Year 1997
                                                ----------------------------      -------------------------------

Sales                                           $ 1,100,851          100.00%      $ 1,074,828             100.00%

Less:
Cost of goods sold, including occupancy and
 distribution costs                                 887,657           80.63%          873,095              81.23%
                                                -----------                       -----------
Gross Profit                                        213,194           19.37%          201,733              18.77%
 Selling, general and administrative expenses       173,982           15.80%          168,218              15.65%
 Terminated business combination expenses              --               --              3,076               0.29%
 Executive severance                                  6,787            0.62%             --                  --
 Loss on disposal of equipment                        4,615            0.42%             --                  --
 Depreciation and amortization                       22,047            2.00%           20,982               1.95%
                                                -----------                       -----------
Income from operations before interest and
 income taxes                                         5,763            0.52%            9,457               0.88%

Interest expense                                     16,639            1.51%           17,175               1.60%

Interest and investment income                        2,046            0.19%            5,437               0.51%
                                                -----------                       -----------
Loss before taxes                                    (8,830)          (0.80)%          (2,281)             (0.21)%

Income tax provision                                   --               --               --                  --
                                                -----------                       -----------
Net loss                                        $    (8,830)          (0.80)%         $(2,281)             (0.21)%
                                                ===========                       ===========





         Comparable store sales for Fiscal Year 1998 increased $4,919, or 0.5% from Fiscal Year 1997. This increase was primarily due to the success of the store remodel and reformatting program partially offset by the impact of discontinuing certain promotional discount programs since the beginning of Fiscal Year 1997.

         The Company incorporated the "Warehouse District" food and drug format into 18 stores during Fiscal Year 1998 bringing the total number of "Warehouse District" stores to 23. The Company's "Warehouse District" format expands the existing grocery offering and adds fresh, frozen and refrigerated food. Sales in the stores that were remodeled to include the "Warehouse District" format in the first nine months of Fiscal Year 1998 increased 23% for the thirteen weeks ended June 27, 1998, over the comparable period of the prior year.

         Gross profit for Fiscal Year 1998 was 0.60% of sales higher than for Fiscal Year 1997. A 0.65% of sales reduction in inventory shrink expense and a 0.55% of sales increase in vendor income were partially offset by lower product gross margins.

         Selling, general and administrative expenses increased 0.15% of sales in Fiscal Year 1998 over Fiscal Year 1997. The increase in selling, general and administrative expenses was primarily due to increases in store wage expense due to increases in the minimum wage.

         During Fiscal Year 1998 the Company incurred $6,787 in severance costs associated with the departure of the Company's former Chairman and Chief Executive Officer.

         The Company recorded a charge of $4,615 associated with the write off of the Company's old mainframe computer and other equipment which was replaced with the latest technology IBM mainframe computer equipment. The new mainframe computer has lower operating and maintenance costs and provides the Company greater capacity for growth and expansion over the next three to five years.

         Investment income declined by $3,391 in Fiscal Year 1998 from Fiscal Year 1997. The decrease in investment income was due to a $2,286 decline in interest income due to lower cash balances and $1,105 in investment losses incurred on the Company's equity investments.


         52 weeks ended June 28, 1997 (Fiscal Year 1997) compared to pro forma results for the 52 weeks ended June 29, 1996 (Fiscal Year 1996) (all dollar amounts in thousands)


         The Company's results of operations for the fifty-two weeks ended June 28, 1997 and the forty-three weeks ended June 29, 1996 are not comparable due to the different number of weeks included in each period. For the purposes of the following discussion, the following pro forma results of operations for Fiscal Year 1996 will be compared to the actual results for Fiscal Year 1997.

Unaudited Pro Forma Statements of Operations

         The following unaudited pro forma statements of operations present consolidated results of operations of Phar-Mor and its subsidiaries for Fiscal Year 1996 as if the Plan of Reorganization was effective July 1, 1995 and include adjustments to reflect the implementation of fresh-start reporting as of July 1,1995; the effects of non-recurring transactions resulting from the Plan of Reorganization; and certain payments to creditors pursuant to the Plan of Reorganization as of July 1, 1995 (see Notes 1 and 2 to the Consolidated Financial Statements).

                                                      Fiscal Year 1996
                                                 -------------------------
Sales                                            $ 1,056,252       100.00%
Less:
Cost of goods sold, including occupancy and
distribution costs                                   869,237        82.30%
                                                     -------
Gross profit                                         187,015        17.70%
 Selling, general and administrative expenses        155,369        14.71%
 Chapter 11 professional fee accrual adjustment       (1,530)       (0.15)%
 Depreciation and amortization                        18,319         1.73%
                                                      ------
Income from operations before interest and
 income taxes                                         14,857         1.41%
Interest expense                                      17,465         1.65%
Interest income                                        8,614         0.81%
                                                      ------
Income before income taxes                             6,006         0.57%
Income tax provision                                   2,676         0.25%
                                                       -----
Net income                                       $     3,330         0.32%
                                                 ===========

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


Financial Condition and Liquidity  (all dollar amounts in thousands)

         The Company's cash position as of June 27, 1998 was $44,655.

         On September 11, 1995, the Company entered into a three-year Revolving Credit Facility (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

         Borrowings under the Revolving Credit Facility could have been used for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time could have been used for standby and documentary letters of credit. The Facility included restrictions on, among other things, additional debt, capital expenditures, investments, dividends and other distributions, mergers and acquisitions, and contained covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test.

         Credit availability under the Revolving Credit Facility at any time was the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Revolving Credit Facility established a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

         Advances made under the Revolving Credit Facility would have borne interest at the BankAmerica reference rate plus 1/2% or London Interbank Offered Rate ("LIBOR") plus the applicable margin (as defined in the Facility), which ranged between 1.50% and 2.00%. Under the terms of the Revolving Credit Facility, the Company was required to pay a commitment fee of 0.28125% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

         As of June 27, 1998, there were no outstanding advances and letters of credit in the amount of $5,709 were outstanding under the Revolving Credit Facility.

         The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Revolving Credit Facility") effective September 10, 1998 with BABC, as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000.

         Borrowings under the Amended Revolving Credit Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the facility at any time may be used for standby and documentary letters of credit. The facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions. The facility contains no financial covenants.

         Credit availability under the Amended Revolving Credit Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Amended Revolving Credit Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

         Advances made under the Amended Revolving Credit Facility bear interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00%. Under the terms of the Amended Revolving Credit Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

         The Amended Revolving Credit Facility expires on September 10, 2001.

         Pursuant to the Plan of Reorganization, the Company and its lenders agreed to a restructuring of the Company's obligations. The resulting new debts are discussed in Notes 8 and 9 to the Consolidated Financial Statements.

         The Company's cash position decreased $35,192 during Fiscal Year 1998 as cash provided by operating activities of $10,054 was offset by $35,655 in cash used for investing activities and $9,591 in cash used for financing activities.

         The Company invested $9,065 in marketable securities in Fiscal Year 1998 in an effort to increase its return on its excess cash position. Merchandise inventories increased $6,769 during Fiscal Year 1998 primarily due to the opening of three new stores.

         The Company invested $4,000 in the common stock of Avatex Corporation, the Company's largest shareholder. The Company also invested $4,275 in equity securities of other privately held companies.

         The Company's cash position decreased $24,418 during Fiscal Year 1997 as cash provided by operating activities of $11,443 was offset by $27,161 in cash used for investing activities and $8,700 in cash used for financing activities.

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

         The Company generated cash from operations of $16,014 after payments of Chapter 11 professional fees of $19,476. Inventories declined $15,534 during the 43 weeks ending June 29, 1996 due to continued emphasis on inventory control and review of product category profitability. As part of this review, the Company determined that the music category of goods was not providing an adequate return on the inventory invested and decided to exit the music category of goods. The liquidation of this inventory resulted in a $5,713 reduction in inventory during the 43 weeks ended June 29, 1996.

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



Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

         Management believes the availability of the Amended Revolving Credit Facility, together with the Company's current cash position and expected cash flows from operations for Fiscal Year 1999 will enable the Company to fund its working capital needs and capital expenditures. Achievement of expected cash flows from operations is dependent upon, among other things, the Company's attainment of sales, gross profit and expense levels that are consistent with its financial projections, and there can be no assurance that the Company will achieve its expected cash flows.

         Investment activities for Fiscal Year 1999 are expected to total $24,500. The major expenditures are expected to be (i) video rental tapes ($8,100), (ii) remodeling of existing stores ($3,100), (iii) systems and technology ($8,000) and (iv) new stores ($3,900). The Company expects to finance and meet its obligations for these capital expenditures through internally generated funds and the use of the Company's current cash position.

         Certain Company information systems have potential operational problems in connection with applications that contain a date and/or use a date in a comparative manner as the date transitions into the Year 2000. The Company has implemented a comprehensive program to identify and remediate potential problems related to the Year 2000 in its information systems, infrastructure, logistics and retail facilities. In addition, the Company has initiated formal communication with all of its significant vendors and other external interfaces to determine the extent to which the Company is vulnerable to a third-party's failure to remediate their own potential problems related to the Year 2000. The inability of the Company or significant vendors and/or external interfaces of the Company to adequately address Year 2000 issues could cause disruption of the Company's systems.

         Management believes, based on its assessment of all of its systems, that its purchasing and pharmacy systems pose the greatest risk of disrupting its business if Year 2000 system modifications are not completed in time. Without modification, the Company may not be able to issue purchase orders with delivery dates after December 31, 1999 or dispense prescriptions with refill dates extending beyond December 31, 1999. The Company has developed or is in the process of developing contingency plans that include manually performing work in place of affected systems and the renting of back-up systems and generators.

         Many of the Company's systems are Year 2000 compliant, or have been scheduled for replacement in the Company's on-going systems plans. As of June 27, 1998, the Company has incurred approximately $450 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 are currently estimated to be approximately $600 with the majority expected to be incurred by the end of fiscal 1999. The Company will accelerate by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system is Year 2000 compliant. The Company's target date for completing its Year 2000 modifications is April 30, 1999, including additional testing and refinements to identify the systems planned for 1999. These expenditures are not expected to have a material impact on the Company's operating results, liquidity and capital resources.

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards "(SFAS") No. 130, "Reporting Comprehensive Income," in June 1997, the FASB issued SFAS No. 131, "Disclosures about an Enterprise and Related Information," in February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management does not believe the adoption of any of these standards will have a material effect on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


         The executive officers and directors of the Company as of the date hereof are listed below:


Name                           Age         Position(s)
----                           ---         -----------

Abbey J. Butler                61          Co-Chairman and Co-Chief Executive Officer

Melvyn J. Estrin               56          Co-Chairman and Co-Chief Executive Officer

M. David Schwartz              53          President and Chief Operating Officer

Sankar Krishnan                51          Senior Vice President and Chief Financial Officer

Warren E. Jeffery              49          Senior Vice President of Operations and Pharmacy

John R. Ficarro                46          Senior Vice President, Chief Administrative Officer,
                                           General Counsel and Secretary

Daniel H. Levy                 55          Director

Monroe Osterman                71          Director

Arthur G. Rosenberg            60          Director

John D. Shulman                35          Director


         Abbey J . Butler has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Mr. Butler is Co-Chairman of the Board and Co-Chief
Executive Officer of Avatex Corporation ("Avatex"), formerly known as FoxMeyer Health Corporation. Mr. Butler also serves as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in Avatex, and as President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director and a member of the Executive Committee of GrandBanc, Inc.; and as a director of Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent, and Cyclone, Incorporated, a distributor and installer of chain link fence systems, highway guard rails and industrial gates and posts. Mr. Butler is a trustee and a member of the Executive Committee of the Board of Trustees of the American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George Bush to serve on the President's Advisory Committee on the Arts, and he now serves as the president and chief executive officer of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. On August 27, 1996, FoxMeyer Corporation and FoxMeyer Drug Company, subsidiaries of Avatex, each filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Mr. Butler was an executive officer and director of FoxMeyer Corporation and FoxMeyer Drug Company. On July 26, 1996, Ben Franklin Retail Stores, Inc. filed a petition for protection under Chapter 11 of the United State Bankruptcy Code. At the time of the filing, Mr. Butler was a director of Ben Franklin Retail Stores, Inc.

         Melvyn J. Estrin has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Melvyn J. Estrin is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex. Mr. Estrin also serves as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, and of University Research Corporation, a consulting firm. Mr. Estrin presently serves as Chairman of the Board and Chairman of the Executive Committee of GrandBanc, Inc.; and as a director of Washington Gas Light Company, Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent, Caring Technologies, Inc., a manufacturer of miniature continuous-wear vital signs monitors and Mr. Estrin has served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission. On August 27, 1996, FoxMeyer Corporation and FoxMeyer Drug Company, subsidiaries of Avatex Corporation, each filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Mr. Estrin was an executive officer and director of FoxMeyer Corporation and FoxMeyer Drug Company. On July 26, 1996, Ben Franklin Retail Stores, Inc. filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, Mr. Estrin was a director of Ben Franklin Retail Stores, Inc.

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

         John R. Ficarro has served as Senior Vice President and Chief Administrative Officer (in addition to his existing duties as General Counsel and Secretary of the Company) since June 1997. Prior to that, Mr. Ficarro served as Vice President, General Counsel and Secretary of the Company beginning in February 1995. From 1981 to 1995, Mr. Ficarro was employed by General Host Corporation where he served as Vice President, General Counsel and Secretary since 1989 and prior to that time served as Counsel to several of its retail businesses. Prior to 1981, Mr. Ficarro practiced law at Titone & Roarke in Ft. Lauderdale, Florida. Mr. Ficarro received a B.A. from the Maxwell School at Syracuse University and a J.D. from its College of Law.

         Daniel H. Levy has been a director of the Company since September 25, 1997. Mr. Levy has been working as a consultant to retailers since 1994 and is currently serving as a director of Marks Brothers Jewelers and Donkenny Apparel, both of which are listed on Nasdaq. Mr. Levy served as chairman and chief executive officer of Best Products, Inc. from April 1996 to December 1996. In September 1996, Best Products, Inc. filed a petition under Chapter 11 of the United States Bankruptcy Code. Mr. Levy served as Chairman and Chief Executive Officer of Conrans, Mr. Levy served as Vice Chairman and Chief Operating Officer of Montgomery Ward in Chicago, Illinois from 1991 to 1993. Prior to serving as Vice Chairman and Chief Operating Officer of Montgomery Ward, Mr. Levy served in various executive capacities with Kaufmann's, Gimbel's and Bloomingdales.

         Monroe Osterman has been a director of the Company since September 25, 1997. Mr. Osterman has served as President of Gala Trading Corporation, an investment company specializing in large purchases of diamonds from Europe, since 1982. Prior to serving as President of Gala Trading Corporation, Mr. Osterman served as President of Paras USA and Bermont Corporation and was also a partner at J. Winston & Company, an importing and merchandising company.

         Arthur G. Rosenberg has been a director of the Company since November 23, 1997. Mr. Rosenberg has been a principal of The Associated Companies, a real estate development firm, since 1987 and recently became a principal of Millenium Development Group, LLC. Prior thereto, Mr. Rosenberg was a practicing lawyer in Huntington, New York and served as General Counsel for ITT Levitt & Sons, Inc., an international builder. Mr. Rosenberg currently serves on the Board of Directors of Mike's Original, Inc. and Antra Holding Company.

         John D. Shulman has been a director of the Company since November 23, 1997. Mr. Shulman has served as President and Chief Executive Officer of ONYX International, L.L.C., a merchant banking and venture firm focusing primarily on private equity placements in high growth companies, since 1994. Prior to serving as President and Chief Executive Officer of ONYX International, L.L.C., Mr. Shulman served as the Director of Development for Tower Companies, a diversified group of companies including real estate development, banking and related activities since 1986. Mr. Shulman currently serves on the Board of Directors of U.S. Interactive, Inc., Performance Distribution, Inc., Taiwan Mezzanine Fund I, L.P., Micro Macro Technologies, LTD, and on the Board of Managers of ChemLink Laboratories, LLC. Mr. Shulman is the husband of Mr. Estrin's niece.




Item 11. Executive Compensation.

         The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Committees of the Board; Meetings," "Executive Compensation Plans," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change -In-Control Arrangements," "Compensation Committee Report on Executive Compensation," "Executive Summary Compensation Table," "Option Grants in Fiscal Year 1998," "Option Exercises and Values for Fiscal Year 1998," and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is incorporated herein by reference from the information set forth under sections titled "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.



Item 13. Certain Relationships and Related Transactions.

         The information required by Item 13 is incorporated herein by reference from the information set forth under the section titled "Certain Relationships and Related Transactions" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART IV

ITEM 14. Financial Statements, Financial Statement Schedule, Exhibits and Reports on Form 8-K.

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

    (b)  Reports on Form 8-K


                  Date of Report        Date of Filing       Description

                  August 22, 1997       August 29, 1997      Robert  M. Haft and  Avatex  Corporation
                                                             entered   into    agreement    resolving
                                                             Avatex's exercise of buy-sell provisions
                                                             of  Hamilton   Morgan,   LLC   Operating
                                                             Agreement.

                  September 19, 1997    September 23, 1997   Resignation  of  Robert M. Haft as Chief
                                                             Executive  Officer of the Company and of
                                                             Linda Haft as a Director of the Company.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PHAR-MOR, INC.


Date:  September 25, 1998                     By:/s/  John R. Ficarro
                                                 -------------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                 Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates listed below.


Date:  September 25, 1998                        /s/  M. David Schwartz
                                                 -------------------------
                                                 M. David Schwartz, President


Date:  September 25, 1998                        /s/  Abbey J Butler
                                                 -------------------------
                                                 Abbey J Butler, Co-Chairman and
                                                 Co-Chief Executive Officer
                                                (Co-Principal executive officer)

Date:  September 25, 1998                        /s/  Melvyn J. Estrin
                                                 -------------------------
                                                 Melvyn J.Estrin,Co-Chairman and
                                                 Co-Chief Executive Officer
                                                (Co-Principal executive officer)

Date:  September 25, 1998                        /s/  Daniel H. Levy
                                                 -------------------------
                                                 Daniel H. Levy, Director

Date:  September 25, 1998                        /s/ Monroe Osterman
                                                 -------------------------
                                                 Monroe Osterman, Director

Date:  September 25, 1998                        /s/  Arthur G. Rosenberg
                                                 -------------------------
                                                 Arthur G. Rosenberg, Director

Date:  September 25, 1998                        /s/ John D. Shulman
                                                 -------------------------
                                                 John D. Shulman, Director

Date:  September 25, 1998                        /s/  Sankar Krishnan
                                                 -------------------------
                                                 Sankar Krishnan
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (principal financial and
                                                  accounting officer)

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

*****3.2    Amended and Restated By-laws

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

**10.2.1    Exhibits to Loan and Security Agreement

****10.3 Employment Agreement between Phar-Mor, Inc. and M. David Schwartz, dated June 5, 1997

****10.4 Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated June 5, 1997

10.5 Employment Agreement between Phar-Mor, Inc. and Sankar Krishnan, dated June 13, 1997

10.6 Employment Agreement between Phar-Mor, Inc. and Abbey J. Butler, dated October 1, 1997

10.7 Employment Agreement between Phar-Mor, Inc. and Melvyn J. Estrin, dated October 1, 1997

10.8 Employment Agreement between Phar-Mor, Inc. and Warren E. Jeffery, dated June 23, 1998

10.9 Amendment to Employment Agreement between Phar-Mor, Inc. and David Schwartz, dated June 23, 1998

10.10 Amendment to Employment Agreement between Phar-Mor, Inc. and Sankar Krishnan, dated June 23, 1998

10.11 Amendment to Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated June 23, 1998

10.12       Amendment to Employment Agreement between Phar-Mor,  Inc. and Warren
            E. Jeffery, dated August 27, 1998

10.13       Second Amendment to Employment Agreement between Phar-Mor,  Inc. and
            M. David Schwartz, dated August 27, 1998

10.14 Second Amendment to Employment Agreement between Phar-Mor, Inc. and Sankar Krishnan, dated August 27, 1998

10.15 Second Amendment to Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated August 27, 1998

***10.16 Employment Agreement between Phar-Mor, Inc. and Robert M. Haft, dated September 11, 1995

*10.17 Registration Rights Agreement by and among Phar-Mor, Inc. and FoxMeyer Drug Company and Hamilton Morgan L.L.C. dated September 11, 1995

*10.18 Registration Rights Agreement between Phar-Mor, Inc. and Alvarez & Marsal, Inc. dated September 11, 1995

*10.19 Third Amendment to Management Services Agreement dated as of September 11, 1995 among Phar-Mor, Inc. and certain affiliated entities, Alvarez & Marsal, Inc., Antonio C. Alvarez and Joseph A. Bondi

*10.20      Form of Indemnification Agreement dated as of September 11, 1995

*****10.21  Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan

*****10.22  Phar-Mor, Inc. 1995 Director Stock Plan, as Amended

*****10.23  Phar-Mor, Inc. 1996 Director Retirement Plan

*****10.24  Employee Stock Purchase Plan

****10.25   Supply  Agreement  dated as of June 19, 1997  between  Phar-Mor  and
            McKesson Drug Company

****10.26   Severance Agreement between Phar-Mor,  Inc. and Robert M. Haft dated
            September 19, 1997

***21.1     List of Subsidiaries

23          Independent Auditors' Consent

27          Financial Data Schedule
-----------------------------------------------------------------
*           Previously  filed in connection  with the filing of Phar-Mor's  Form
            10, on October 23, 1995

** Previously filed in connection with the filing of Amendment No. 1 to Phar-Mor's Form 10, on December 15, 1995

*** Previously filed in connection with the filing of Amendment No. 2 to Phar-Mor's Annual Report on Form 10-K405/A2, on March 27, 1997

**** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K 405, on September 25, 1997

***** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

PHAR-MOR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                          Page
                                                                          -----
INDEPENDENT AUDITORS' REPORT                                              F - 2

CONSOLIDATED  BALANCE SHEETS AS OF JUNE 27, 1998 AND JUNE 28, 1997        F - 3

CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED
JUNE 27, 1998, THE FIFTY-TWO WEEKS ENDED JUNE 28, 1997, THE FORTY-THREE WEEKS ENDED JUNE 29, 1996, AND THE NINE WEEKS ENDED
SEPTEMBER 2, 1995                                                         F - 4

CONSOLIDATED   STATEMENTS   OF  CHANGES  IN   STOCKHOLDERS'   EQUITY
(DEFICIENCY)  FOR THE FIFTY-  TWO WEEKS  ENDED  JUNE 27,  1998,  THE
FIFTY-TWO  WEEKS ENDED JUNE 28, 1997,  THE  FORTY-THREE  WEEKS ENDED
JUNE 29, 1996, AND THE NINE WEEKS ENDED SEPTEMBER 2, 1995                 F - 5

CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE FIFTY-TWO WEEKS ENDED
JUNE 27, 1998, THE FIFTY-TWO WEEKS ENDED JUNE 28, 1997, THE FORTY-THREE WEEKS ENDED JUNE 29, 1996, AND THE NINE WEEKS ENDED
SEPTEMBER 2, 1995                                                         F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F - 7

SCHEDULE II                                                               F - 30

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phar-Mor, Inc. :

We have audited the accompanying consolidated balance sheets of Phar-Mor, Inc. and subsidiaries (the "Company") as of June 27, 1998 and June 28, 1997 (Successor Phar-Mor balance sheets), and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996 (Successor Phar-Mor operations) and the nine weeks ended September 2, 1995 (Predecessor Phar-Mor operations). Our audits also included financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the financial statements, in August 1992, the Board of Directors of the Company disclosed that a fraud and embezzlement of the
Company's assets, which had been concealed for a period of years by falsification of the accounting records, had been discovered. As a result, and as discussed in Notes 1 and 6, reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment were not available; accordingly, we were not able to complete our auditing procedures for depreciation and amortization related to property and equipment for the nine weeks ended September 2, 1995. As discussed in Note 6, during the fifty-three weeks ended July 2, 1994, the Company recorded a $53,211,000 write down of its property and equipment based upon an independent appraisal. It was not possible to determine whether the aggregate amount of property and equipment at July 2, 1994 was greater than the original acquisition cost of such assets less accumulated depreciation and amortization.

In our opinion, except for the effect of any adjustments that might have been determined to be necessary had reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment been available, the Predecessor Phar-Mor financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Predecessor Phar-Mor for the nine weeks ended September 2, 1995, in conformity with generally accepted accounting principles.

In our opinion, the Successor Phar-Mor financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997 and the results of their operations and their cash flows for the fifty-two weeks ended June 27, 1998 and June 28, 1997 and the forty-three weeks ended June 29, 1996, in conformity with general accepted accounting principles.

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

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 14, 1998
(September 10, 1998 as to Notes 3 and 8)

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
--------------------------------------------------------------------------------

                                                                       June 27,     June 28,
                                                                         1998         1997
                                                                      ---------    ---------
ASSETS

Current assets:
Cash and cash equivalents                                             $  44,655    $  79,847
Marketable securities                                                     9,065         --
Accounts receivable - net                                                20,927       21,614
Merchandise inventories                                                 176,069      169,103
Prepaid expenses                                                          2,214        5,228
Deferred tax asset                                                          489          515
                                                                      ---------    ---------
     Total current assets                                               253,419      276,307

Property and equipment - net                                             75,512       72,835
Deferred tax asset                                                        9,281        9,255
Investments                                                               4,275         --
Investment in Avatex                                                      3,525         --
Other assets                                                              3,443        4,208
                                                                      ---------    ---------

     Total assets                                                     $ 349,455    $ 362,605
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                      $  67,091    $  61,808
Accrued expenses                                                         36,069       36,019
Reserve for costs of rightsizing program                                    967        1,866
Current portion of self insurance reserves                                2,280        2,649
Current portion of long-term debt                                         3,276        2,624
Current portion of capital lease obligations                              7,051        6,531
                                                                      ---------    ---------
     Total current liabilities                                          116,734      111,497

Long-term debt                                                          103,859      107,554
Capital lease obligations                                                27,134       32,659
Long-term self insurance reserves                                         7,680        8,098
Unfavorable lease liability - net                                        11,074       12,493
                                                                      ---------    ---------
     Total liabilities                                                  266,481      272,301
                                                                      ---------    ---------

Commitments and contingencies

Minority interests                                                          535          535
                                                                      ---------    ---------

Stockholders' equity:
Preferred stock, $.01 par value, authorized shares, 10,000,000,
   none outstanding                                                        --           --
Common stock, $.01 par value, authorized shares, 40,000,000; issued and outstanding shares, 12,235,865 at June 27, 1998,
   and 12,159,199 at June 28, 1997                                          122          122
Additional paid-in capital                                               89,976       89,402
Stock options outstanding                                                 1,401         --
Unrealized loss on investment in Avatex                                    (475)        --
Retained (deficit)/earnings                                              (8,585)         245
                                                                      ---------    ---------
     Total stockholders' equity                                          82,439       89,769
                                                                      ---------    ---------
     Total liabilities and stockholders' equity                       $ 349,455    $ 362,605
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                                 ||     Predecessor
                                                                   Successor Company             ||       Company
                                                    -------------------------------------------- ||   ----------------
                                                      Fifty-two       Fifty-two      Forty-three ||        Nine
                                                     weeks ended     weeks ended     weeks ended ||     weeks ended
                                                    June 27,1998    June 28,1997    June 29,1996 ||   September 2,1995
                                                    ------------    ------------    ------------ ||   ----------------
Sales                                               $  1,100,851    $  1,074,828    $    874,284 ||   $    181,968
                                                                                                 ||
Less:                                                                                            ||
Cost of goods sold, including occupancy and                                                      ||
   distribution costs                                    887,657         873,095         722,214 ||        147,124
                                                                                                 ||
Selling, general and administrative expenses             173,982         168,218         128,312 ||         27,057
                                                                                                 ||
Chapter 11 professional fee accrual adjustment              --              --            (1,530)||           --
                                                                                                 ||
Executive severance                                        6,787            --              --   ||           --
                                                                                                 ||
Loss on disposal of equipment                              4,615            --              --   ||           --
                                                                                                 ||
Terminated business combination expenses                    --             3,076            --   ||           --
                                                                                                 ||
Depreciation and amortization                             22,047          20,982          14,891 ||          3,732
                                                    ------------    ------------    ------------ ||   ------------
                                                                                                 ||
Income from operations before interest                                                           ||
   expense, investment loss, interest                                                            ||
   income, reorganization items,                                                                 ||
   fresh-start revaluation, income taxes                                                         ||
   and extraordinary item                                  5,763           9,457          10,397 ||          4,055
                                                                                                 ||
Interest expense (excludes contractual interest                                                  ||
   not accrued on prepetition debt of $3,897 in                                                  ||
   the nine weeks ended September 2, 1995)                16,639          17,175          14,343 ||          5,689
                                                                                                 ||
Investment loss                                            1,105            --              --   ||           --
Interest income                                            3,151           5,437           8,614 ||           --
                                                    ------------    ------------    ------------ ||   ------------
                                                                                                 ||
(Loss) income before reorganization items,                                                       ||
   fresh-start revaluation, income taxes and                                                     ||
   extraordinary item                                     (8,830)         (2,281)          4,668 ||         (1,634)
                                                                                                 ||
Reorganization items                                        --              --              --   ||         16,798
                                                                                                 ||
Fresh-start revaluation                                     --              --              --   ||         (8,043)
                                                    ------------    ------------    ------------ ||   ------------
                                                                                                 ||
(Loss) income before income taxes and                                                            ||
   extraordinary item                                     (8,830)         (2,281)          4,668 ||        (10,389)
                                                                                                 ||
Income tax provision                                        --              --             2,142 ||           --
                                                    ------------    ------------    ------------ ||   ------------
                                                                                                 ||
(Loss) income before extraordinary item                   (8,830)         (2,281)          2,526 ||        (10,389)
   Extraordinary item - gain on debt discharge              --              --              --   ||        775,073
                                                    ------------    ------------    ------------ ||   ------------
                                                                                                 ||
                                                                                                 ||
Net (loss) income                                   $     (8,830)   $     (2,281)   $      2,526 ||   $    764,684
                                                    ============    ============    ============ ||   ============
                                                                                                 ||
Basic and diluted (loss) income per common share:                                                ||
   (Loss) income before extraordinary item          $       (.72)   $       (.19)   $        .21 ||   $       (.19)
                                                                                                 ||
   Extraordinary item                                       --              --              --   ||          14.33
                                                    ------------    ------------    ------------ ||   ------------
   Net (loss) income                                $       (.72)   $       (.19)   $        .21 ||   $      14.14
                                                    ============    ============    ============ ||   ============
                                                                                                 ||
                                                                                                 ||
Weighted average number of common shares                                                         ||
outstanding                                           12,197,371      12,157,419      12,156,614 ||     54,066,463
                                                      ==========      ==========      ========== ||     ==========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(In thousands)
--------------------------------------------------------------------------------

                                   Common Stock
                                   ------------
                                                                                                                           Total
                                                 Par    Additional   Stock            Unrealized           Retained    Stockholders'
                                               Value      Paid-in    Options          loss on             (Deficit)    (Deficiency)
                                   Shares     Amount      Capital    Outstanding      Investments          Earnings       Equity
                                   ------     ------      -------    -----------      -----------          --------       ------
Balance at July 1, 1995            54,066    $ 5,407    $ 487,477    $         --     $         --      $(1,257,568)   $(764,684)

Net income                           --         --           --                --               --          764,684      764,684

Cancellation of the former
   common equity under the Plan
   of Reorganization              (54,066)    (5,407)    (487,477)             --               --          492,884         --

Issuance of the new equity
   interests in connection with
   emergence from Chapter 11
   Cases                           12,156        122       89,378              --               --             --         89,500
                                 --------    -------    ---------    --------------   --------------    -----------    ---------

Balance at September 2, 1995       12,156        122       89,378              --               --             --         89,500

Net income                           --         --           --                --               --            2,526        2,526

Shares issued                           1       --              7              --               --             --              7
                                 --------    -------    ---------    --------------   --------------    -----------    ---------

Balance at June 29, 1996           12,157        122       89,385              --               --            2,526       92,033

Net loss                             --         --           --                --               --           (2,281)      (2,281)


Shares issued                           2       --             17              --               --             --             17
                                 --------    -------    ---------    --------------   --------------    -----------    ---------

Balance at June 28, 1997           12,159        122       89,402              --               --              245       89,769

Net loss                             --         --           --                --               --           (8,830)      (8,830)


Stock options outstanding            --         --           --               1,401             --             --          1,401

Unrealized loss on investments       --         --           --                --               (475)          --           (475)

Shares issued                          77       --            574              --               --             --            574
                                 --------    -------    ---------    --------------   --------------    -----------    ---------

Balance at June 27, 1998           12,236    $   122    $  89,976    $        1,401   $         (475)   $    (8,585)   $  82,439
                                 ========    =======    =========    ==============   ==============    ===========    =========


The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                         ||   Predecessor
                                                                        Successor Company                ||     Company
                                                         ----------------------------------------------  ||  -----------------
                                                           Fifty-two       Fifty-two       Forty-three   ||      Nine
                                                          weeks ended     weeks ended      weeks ended   ||   weeks ended
                                                         June 27,1998    June 28, 1997    June 29, 1996  ||  September 2, 1995
                                                           --------        ---------        ---------    ||    ---------
OPERATING ACTIVITIES                                                                                     ||
   Net (loss) income ..................................    $ (8,830)       $  (2,281)       $   2,526    ||    $ 764,684
   Adjustments to reconcile net (loss) income                                                            ||
     to net cash provided by operating activities:                                                       ||
   Items not requiring the outlay of cash:                                                               ||
     Extraordinary gain on debt discharge .............        --               --               --      ||     (775,073)
     Fresh-start revaluation ..........................        --               --               --      ||       (8,043)
     Noncash charges included in reorganization items .        --               --               --      ||       16,500
     Depreciation .....................................      14,030           12,182            8,802    ||        2,388
     Loss on disposal of equipment ....................       4,615             --               --      ||         --
     Stock option expense .............................       1,401             --               --      ||         --
     Amortization of video rental tapes ...............       7,970            8,800            6,055    ||        1,333
     Amortization of deferred financing                                                                  ||
       costs and goodwill .............................         467              408              363    ||           73
     Deferred income taxes ............................        --               --              2,142    ||         --
     Deferred rent and unfavorable lease                                                                 ||
       liabilities ....................................      (1,419)           1,412              606    ||          (89)
   Changes in assets and liabilities:                                                                    ||
     Accounts receivable ..............................         687             (780)           6,905    ||       11,997
     Marketable securities ............................      (9,065)            --               --      ||         --
     Merchandise inventories ..........................      (6,769)         (16,258)          15,534    ||       (6,922)
     Prepaid expenses .................................       3,014              (44)           1,356    ||        2,441
     Deferred income taxes ............................        --               --              2,088    ||         --
     Other assets .....................................         298             (707)            (681)   ||          449
     Accounts payable .................................       5,283            8,047           (4,370)   ||       (8,865)
     Accrued expenses .................................          58            2,610           (1,999)   ||        1,133
     Accrued bankruptcy professional fees .............        --               (181)         (19,476)   ||        4,442
     Reserve for costs of rightsizing program .........        (899)          (1,585)          (2,921)   ||          550
     Self insurance reserves ..........................        (787)            (180)            (916)   ||        1,131
                                                           --------        ---------        ---------    ||    ---------
   Net cash provided by operating activities ..........      10,054           11,443           16,014    ||        8,129
                                                           --------        ---------        ---------    ||    ---------
INVESTING ACTIVITIES                                                                                     ||
   Additions to rental videotapes .....................      (8,167)          (8,694)          (7,316)   ||       (1,874)
   Additions to property and equipment ................     (19,213)         (18,467)          (6,368)   ||         (649)
   Investment in Avatex ...............................      (4,000)            --               --      ||         --
   Investment in equity securities ....................      (4,275)            --               --      ||         --
   Purchase of partnership interests ..................        --               --               (145)   ||         --
                                                           --------        ---------        ---------    ||    ---------
   Net cash used for investing activities .............     (35,655)         (27,161)         (13,829)   ||       (2,523)
                                                           --------        ---------        ---------    ||    ---------
FINANCING ACTIVITIES                                                                                     ||
   Principal payments on term debt ....................      (3,043)          (2,698)          (1,467)   ||         --
   Principal payments on capital lease                                                                   ||
     obligations ......................................      (7,122)          (6,019)          (4,390)   ||         --
   Issuance of common stock ...........................         574               17                7    ||         --
                                                           --------        ---------        ---------    ||    ---------
   Net cash used for financing activities .............      (9,591)          (8,700)          (5,850)   ||         --
                                                           --------        ---------        ---------    ||    ---------
REORGANIZATION ACTIVITIES                                                                                ||
   Cash distribution pursuant to the plan of                                                             ||
   reorganization .....................................        --               --               --      ||     (105,381)
   Payment of reclamation claims ......................        --               --               --      ||      (23,961)
   Decrease in all other liabilities subject                                                             ||
     to settlement under reorganization proceedings ...        --               --               --      ||       (2,076)
   Proceeds from the sale of new common stock .........        --               --               --      ||        9,500
   Debtor-in-possession financing costs ...............        --               --               --      ||          (15)
                                                           --------        ---------        ---------    ||    ---------
   Net cash used for reorganization activities ........        --               --               --      ||     (121,933)
                                                           --------        ---------        ---------    ||    ---------
                                                                                                         ||
   (Decrease) increase in cash and cash equivalents ...     (35,192)         (24,418)          (3,665)   ||     (116,327)
   Cash and cash equivalents, beginning of period .....      79,847          104,265          107,930    ||      224,257
                                                           --------        ---------        ---------    ||    ---------
   Cash and cash equivalents, end of period ...........    $ 44,655        $  79,847        $ 104,265    ||    $ 107,930
                                                           ========        =========        =========    ||    =========
Supplemental Information                                                                                 ||
   Interest paid ......................................    $ 16,155        $  16,762        $   9,067    ||    $   4,592
   Income tax refunds .................................          48               86            2,669    ||         --

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

         The consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh-start reporting as of September 2, 1995. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date (see Note 2). Consolidated financial statements for periods ended prior to September 2, 1995, have been designated as those of the Predecessor Company. Black lines have been drawn to separate the Successor Company consolidated financial statements from the Predecessor Company consolidated financial statements to signify that they are different reporting entities which have not been prepared on a comparable basis.

         The Joint Plan provided for, among other things, settlement of all liabilities subject to settlement under reorganization proceedings in exchange for cash, new debt, 12,156,250 shares of common stock and 1,250,000 common stock warrants and an interest in a Limited Liability Company ("LLC") which was established as part of the Joint Plan (see Notes 9 and 12). The Company's cause of action against its former auditor and certain other causes of action were assigned to such LLC. The Predecessor Company's creditors and former shareholders were beneficiaries of the LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         The net cash disbursements upon the effectiveness of the Joint Plan were comprised as follows:

          Payment to the holders of claims under the prepetition
           credit agreement and prepetition senior secured notes     $  103,708
          Payment to fund litigation of LLC causes of action                400
          Payment of origination costs for revolving credit
           facility for the Successor Company                             1,273
                                                                     ----------
                                                                        105,381
          Receipt of net proceeds from the sale of new
           common stock                                                  (9,500)
                                                                     ----------
                                                                     $   95,881
                                                                     ==========

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

         The  extraordinary  gain  recorded  by  the  Predecessor   Company  was
         determined as follows:

          Liabilities subject to settlement under reorganization
           proceedings at the Effective Date                         $1,126,414
          Less:
           Cash  distribution  pursuant to the Joint Plan              (105,381)
           Issuance of new debt                                        (108,523)
           New capital lease obligations                                (49,599)
           Assumption of prepetition  liabilities                        (7,838)
           Value of new common stock issued
            to prepetition creditors                                    (80,000)
                                                                      ---------
          Extraordinary item - gain on debt discharge                 $ 775,073
                                                                      =========

2.       FRESH-START REPORTING


         As indicated in Note 1, the Company adopted fresh-start reporting as of September 2, 1995. The Successor Company fresh-start reorganization equity value of $89,500 was determined with the assistance of the financial advisors employed by the Company. The financial advisors reviewed financial data of the Company, including financial projections through the fiscal year 1999. The reorganization value of the Company, net of current liabilities, which was determined to be in a range of $260,000 to $330,000, was based primarily on the following methods of valuation: discounted cash flow analysis using projected five year financial information and a discount rate of 9.8%; market valuation of certain publicly traded companies whose operating businesses were believed to be similar to that of the Company; and review of certain acquisitions of companies whose operating businesses were viewed to be similar to that of the Company. In addition to these methods of analysis, certain general economic and industry information relevant to the business of the Company was considered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The five year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions were inherently subject to significant economic and competitive uncertainties beyond the control of the Company including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 has not and will not alter the determination of the fresh-start reorganization equity value because such value is not contingent upon the Company achieving the projected results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
The Predecessor Company balance sheet as of September 2, 1995, and adjustments thereto to give effect to the discharge of prepetition debt and fresh-start reporting, are as follows:


                                                Predecessor
                                                  Company                     Adoption Of    Successor
                                                    Pre-      Restructuring   Fresh-Start     Company
                                               confirmation   (see Note 1)     Reporting    Reorganized
                                               ------------   ------------     ---------    -----------
ASSETS
Current assets:
Cash and cash equivalents                      $   203,811    $   (95,881)   $      --      $   107,930
Account receivable - net                            27,702           --             --           27,702
Due from related parties                              --             --             --             --
Merchandise inventories                            167,177           --             --          167,177
Prepaid expenses                                     6,540           --             --            6,540
Deferred tax asset                                    --             --            1,814          1,814
                                               -----------    -----------    -----------    -----------
Total current assets                               405,230        (95,881)         1,814        311,163

Property and equipment - net                        69,770           --           (4,592)        65,178
Deferred tax asset                                     180           --           12,006         12,186
Other assets                                         2,992              3         (1,315)         1,680
                                               -----------    -----------    -----------    -----------

Total assets                                   $   478,172    $   (95,878)   $     7,913    $   390,207
                                               ===========    ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
Current liabilities:
Accounts payable                               $    56,483    $     1,623    $      --      $    58,106
Accrued expenses                                    27,619          6,255           --           33,874
Accrued bankruptcy professional fees                19,657           --             --           19,657
Reserve for costs of rightsizing program             7,301           --             --            7,301
Current portion of self insurance reserves           5,030           --             --            5,030
Current portion of long-term debt                     --            1,541           --            1,541
Current portion of capital lease obligations          --            5,534           --            5,534
                                               -----------    -----------    -----------    -----------
Total current liabilities                          116,090         14,953           --          131,043

Liabilities subject to settlement under
reorganization proceedings                       1,126,414     (1,126,414)          --             --
Long-term debt                                        --          106,982           --          106,982
Capital lease obligations                             --           44,065           --           44,065
Long-term self insurance reserves                    8,142           --             --            8,142
Unfavorable lease liability - net                     --             --           10,475         10,475
Deferred rent                                       10,642            (37)       (10,605)          --
                                               -----------    -----------    -----------    -----------
Total liabilities                                1,261,288       (960,451)          (130)       300,707
                                               -----------    -----------    -----------    -----------

Stockholders' equity (deficiency):
Common stock                                         5,407         (5,285)          --              122
Additional paid-in capital                         487,477       (398,099)          --           89,378
Retained earnings (deficit)                     (1,276,000)     1,267,957          8,043           --
                                               -----------    -----------    -----------    -----------
Total stockholders' equity (deficiency)           (783,116)       864,573          8,043         89,500
                                               -----------    -----------    -----------    -----------

Total liabilities and stockholders' equity
(deficiency)                                   $   478,172    $   (95,878)   $     7,913    $   390,207
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

            (3) Valuation and recording of a deferred tax asset representing the estimated net realizable value of net operating loss carryforwards.

            (4)  Adjustments to the fair market value of other noncurrent assets
                 in  excess  of   reorganization   value  in   accordance   with
                 fresh-start reporting.

3.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Fiscal Periods Presented - The accompanying consolidated balance sheets were prepared as of June 27, 1998 and June 28, 1997. The accompanying consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows were prepared for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, and the nine weeks ended September 2, 1995. The Company's year ends on the Saturday closest to June 30.

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

         e. Marketable Securities - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are carried at fair market value as trading securities. The cost of the securities sold is determined using the specific identification method. Marketable securities consist primarily of equity instruments of corporations and real estate investment trusts. For the fifty-two weeks ended June 27, 1998, unrealized losses of $1,363 are included in Investment loss in the Consolidated Statement of Operations.

         f. Merchandise Inventories - Merchandise inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

         g. Video Rental Tapes - Videotapes held for rental which are included in inventories, are recorded at cost and are amortized over their estimated economic life with no provision for salvage value. With respect to "hit" titles for which four or more copies per store are purchased, the fourth and any succeeding copies are amortized over nine months on a straight-line basis. All other video cassette purchases up to three copies per store are amortized over thirty-six months on a straight-line basis.

         h. Investments - Investments consist of equity interests in unconsolidated affiliates that do not have readily determinable market values. The Company uses the equity method of accounting for investments in which it has 20% or more interest in voting common stock and the cost method of accounting for investments in which it has less than a 20% interest in voting common stock or investments in preferred stock (see Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         i. Investment in Avatex - During the fifty-two weeks ended June 27, 1998, the Company invested $4,000 to purchase approximately 11.9% of Avatex Corporation, formerly known as FoxMeyer Health Corporation ("Avatex"), an affiliate of one of the Company's former largest suppliers and the largest stockholder of the Company (see Note 11). Under the provisions of SFAS No. 115, this investment is carried at market value as available-for-sale securities. Unrealized losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. As of September 10, 1998, the quoted market price of Avatex Corporation common stock was $1.0625 per share as compared to $2.1875 per share at June 27, 1998, representing an additional unrealized loss of $1,812 on the Company's original $4,000 investment.

         j. Deferred Debt Expense - Deferred debt expense is included in other assets and is amortized on a straight-line basis over the term of the related debt.

         k. Goodwill - Goodwill is included in other assets and is amortized on a straight-line basis over 40 years.

         l. Pre-Opening Costs - Expenses incurred for new stores prior to their opening are expensed as incurred.

         m. Property and Equipment - The Company's policy is to record property and equipment (including leasehold improvements) at cost.
            Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the lives of the leases, whichever is shorter. The Company capitalizes the costs of software and software upgrades purchased for use in its operations. The Company expenses the internal costs of software developed or modified for use in its operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized and depreciated over the remaining estimated useful life of the asset .

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

         n. Leased Property Under Capital Leases - The Company accounts for capital leases, which transfer substantially all of the benefits and risks incident to the ownership of property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, and the obligation, including interest thereon, is liquidated over the life of the lease.

         o. Operating Leases and Deferred Rent - Operating leases are accounted for on the straight-line method over the lease term. Deferred rent represents the difference between rents paid and the amounts expensed for operating leases.

         p. Unfavorable Lease Liability - The unfavorable lease liability was recorded as part of fresh-start reporting (see Note 2) and represents the excess of the present value of the liability related to lease commitments over the present value of market rate rents as of the date of the Reorganization for such locations. This liability will be amortized as a reduction of rent expense over the remaining lease terms.

         q. Self insurance reserves - The Company is generally self-insured for losses and liabilities related primarily to workers' compensation and comprehensive general and product liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         r. Revenue   Recognition  -  Sales  are   recognized   on   merchandise
            inventories sold upon receipt by the customer and are recorded net of returns.

         s. Reclassifications   -  Certain   amounts  in  prior  year  financial
            statements have been reclassified to conform with the current year presentation.

         t. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         u. New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Operations and recorded directly to the equity section of an entity's statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates that the adoption of SFAS No. 130 will have an impact on the disclosures in the consolidated financial statements but will not have a material impact on its financial position or results of operations.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. Management does not believe that SFAS No. 131 will have an impact on the disclosures in the consolidated financial statements or a material impact on its financial position or results of operations.

            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans by standardizing the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer considered useful. It does not change the measurement or recognition of these plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact that SFAS No. 132 will have on the disclosures in its consolidated financial statements, but does not believe adoption will have a material impact on its financial position or results of operations.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                               June 27,1998    June 28,1997
                                               ------------    ------------
         Accounts receivable - vendors            $11,712        $13,162
         Third-party prescriptions                  9,205          8,489
         Vendor coupons                             1,238          1,202
         Other                                        174          1,464
                                                  -------        -------
                                                   22,329         24,317
         Less allowance for doubtful accounts       1,402          2,703
                                                  -------        -------
                                                  $20,927        $21,614
                                                  =======        =======


5.       MERCHANDISE INVENTORIES

         Merchandise inventories consists of the following:

                                                    June 27,1998   June 28,1997
                                                    ------------   ------------
         Store inventories                          $    146,969   $    140,158
         Warehouse inventories                            34,659         37,361
         Video rental tapes - net                          6,065          6,442
                                                    ------------   ------------
                                                         187,693        183,961
         Less reserves for markdowns, shrinkage
         and vendor rebates                               11,624         14,858
                                                    ------------   ------------
                                                    $    176,069   $    169,103
                                                    ============   ============

         The video rental tape inventory is net of accumulated amortization of $13,340 and $12,797 at June 27, 1998 and June 28, 1997, respectively.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                    June 27, 1998  June 28, 1997
                                                    -------------  -------------
         Furniture, fixtures and equipment          $     40,083   $     28,394
         Building improvements to leased property         33,622         27,641
         Land                                                166            166
         Capital leases:
           Buildings                                      11,076         11,076
           Furniture, fixtures and equipment              21,860         27,380
                                                    ------------   ------------
                                                         106,807         94,657
         Less accumulated depreciation and
         amortization                                     30,923         21,308
         Less allowance for disposal of property
         and equipment                                       372            514
                                                    ------------   ------------
                                                    $     75,512   $     72,835
                                                    ============   ============

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

                                                                July 2, 1994
                                                    ------------------------------------
                                                    Historical                 Lower of
                                                        Net                   Appraised
                                                       Book                     Or Net
                                                       Value     Write Down   Book Value
                                                       -----     ----------   ----------
         Furniture, fixtures and equipment          $  54,935    $ (31,150)   $  23,785
         Building improvements to leased property      36,582      (22,061)      14,521
         Capital leases:
           Buildings                                   11,201         --         11,201
           Furniture, fixtures and equipment           40,850         --         40,850
                                                    ---------    ---------    ---------
                                                    $ 143,568    $ (53,211)   $  90,357
                                                    =========    =========    =========


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------


7.       OTHER ASSETS

         Other assets consists of the following:

                                            June 27, 1998  June 28, 1997
                                            -------------  -------------
         Goodwill                           $      1,667   $      1,712
         Deferred debt expense                        79            401
         Pharmacy files                              496            641
         Cash surrender value of officers
           life insurance                           --              659
         Utility and other deposits                  664             86
         Other                                       537            709
                                            ------------   ------------
                                            $      3,443   $      4,208
                                            ============   ============

         Goodwill, deferred debt expense and pharmacy files are net of accumulated amortization of $123, $989 and $425, respectively, at June 27, 1998 and $78, $667 and $180, respectively, at June 28, 1997. The deferred debt expense consists of debt origination costs associated with the credit facility (See Note 8).


8.       REVOLVING CREDIT FACILITIES

         On September 11, 1995, the Company entered into a Loan and Security Agreement (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

         Borrowings under the Facility could have been used for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time could have been used for standby and documentary letters of credit. The Facility included restrictions on, among other things, additional debt, capital expenditures, investments, restricted payments and other distributions, mergers and acquisitions, and contained covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test.

         Credit availability under the Facility at any time was the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. Availability under the Facility, after subtracting amounts used for outstanding letters of credit, was $91,704 and $88,003 at June 27, 1998 and June 28, 1997, respectively. The Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

         Advances made under the Facility would have borne interest at the BankAmerica reference rate plus 1/2% or London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin ranged between 1.50% and 2.00% and was determined by a formula based on a ratio of (a) the Company's earnings before interest, taxes, depreciation and amortization to (b) interest. Under the terms of the Facility, the Company was required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees.

         There have been no borrowings under the Facility. At June 27, 1998 and June 28, 1997 there were letters of credit in the amount of $5,709 and $4,924, respectively, outstanding under the Facility.

         The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Revolving Credit Facility") effective September 10, 1998 with BABC, as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         Borrowings under the Amended Revolving Credit Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the facility at any time may be used for standby and documentary letters of credit. The facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions. The facility contains no financial covenants.

         Credit availability under the Amended Revolving Credit Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Amended Revolving Credit Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

         Advances made under the Amended Revolving Credit Facility bear interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00%. Under the terms of the Amended Revolving Credit Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

         The Amended Revolving Credit Facility expires on September 10, 2001.


9.       LONG-TERM DEBT

         The composition of the debt obligations included on the consolidated balance sheet as of June 27, 1998 and June 28, 1997 is as follows:

                                                                          June 27, 1998  June 28, 1997
                                                                          -------------  -------------
         Senior unsecured notes, interest rate of 11.72%,
         due September 2002                                               $     91,462   $     91,462

         Equipment notes, interest rate of 7%, due in installments
         through October 2003                                                    5,484          7,166


         Tax notes, interest rates at 5.89% to 8%, due
         through September 2001                                                  5,257          6,342

         Real estate mortgage notes and bonds payable at rates ranging
         from 3% to 9.98% and the prime rate plus 1%                             4,932          5,208
                                                                          ------------   ------------
         Total debt                                                            107,135        110,178
         Less current portion                                                    3,276          2,624
                                                                          ------------   ------------
         Total long-term debt                                             $    103,859   $    107,554
                                                                          ============   ============


         The Company must offer to purchase the senior unsecured notes at a price equal to 101% of the principal amount upon the occurrence of a change in control. The new senior notes contain restrictions on, among other things, incurrence of debt, payment of dividends and repurchases of common stock.

         The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $4,222 at June 27, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------


         Future maturities of long-term debt subsequent to June 27, 1998 are summarized as follows:

                  1999                                $  3,276
                  2000                                   1,502
                  2001                                   1,120
                  2002                                   3,079
                  2003                                  92,591
                  Thereafter                             5,567
                                                      --------
                                                      $107,135
                                                      ========

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

         Minimum annual rentals for all capital and operating leases having initial noncancelable lease terms in excess of one year at June 27, 1998 are as follows:

                                                    Capital   Operating
                                                     Leases     Leases
                                                     ------     ------
         1999                                      $  9,398   $ 35,080
         2000                                         8,822     35,313
         2001                                         5,887     34,802
         2002                                         5,240     34,253
         2003                                         3,423     31,513
         Thereafter                                  10,610    124,321
                                                   --------   --------

         Total minimum lease payments                43,380   $295,282
         Less amounts representing interest           9,195   ========
                                                   --------
         Present value of minimum lease payments     34,185
         Less current portion                         7,051
                                                   --------
         Long-term capital lease obligations       $ 27,134
                                                   ========

         The operating leases on substantially all store properties, provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, and the nine weeks ended September 2, 1995 was $31,921, $32,557, $26,278, and $5,660, respectively, including $123,
         $145, $103, and $36 of additional rentals.

11.      TRANSACTIONS WITH RELATED PARTIES

         Successor Company

         From September 11, 1995, to September 19, 1997, Hamilton Morgan LLC ("Hamilton Morgan") beneficially owned approximately 39.9% of the Company's common stock. During this period, (a) Avatex owned 69.8% of Hamilton Morgan, and Abbey J. Butler and Melvyn J. Estrin, Avatex's Co-Chairmen of the Board and Co-Chief Executive Officers, served as directors of the Company, and (b) Robert Haft owned 31.2% of Hamilton Morgan and served as Hamilton Morgan's President and the Company's Chairman of the Board and Chief Executive Officer. On September 19, 1997, under the terms of an agreement between Hamilton Morgan, Robert Haft and Avatex (the "Hamilton Morgan Agreement"), Avatex acquired the 3,750,000 shares of the Company's common stock previously owned by Hamilton Morgan in exchange for (i) the redemption of Avatex's membership interest in Hamilton

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         Morgan, (ii) the satisfaction of a certain promissory note from Hamilton Morgan to Avatex and (iii) the transfer of certain other assets from Avatex to Hamilton Morgan. Avatex now beneficially owns approximately 39.1% of the Company's common stock.

         In conjunction with the Hamilton Morgan Agreement, the Company entered into a Severance Agreement with Robert Haft whereby he resigned his position as Chairman of the Board of Directors and Chief Executive Officer and received a lump sum cash payment of $4,417. Under the terms of the Severance Agreement, the Company will continue to provide benefits to him through September 19, 2000. He is indemnified and entitled to tax reimbursement in respect to any payments that constitute excess parachute payments under Federal Income Tax laws. The Company is obligated to provide a letter of credit in the amount of approximately $2,900 to secure its contractual obligations under the Severance Agreement.

         A subsidiary of Avatex, FoxMeyer Drug Company, supplied the Company with pharmaceuticals and health and beauty care products under a long term contract until November 1996, when substantially all of FoxMeyer Drug Company's assets were acquired by McKesson Corporation. For the fifty-two weeks ended June 28, 1997, and the forty-three weeks ended June 29, 1996, the Company purchased $71,298 and $179,841, respectively, of products from FoxMeyer Drug Company under the contract.

         In March 1998, 13 persons and entities purchased (or committed to purchase) a total of $2,200 million of Series A membership interests in Chemlink Acquisition Company, LLC, which in turn purchased a membership interest in Chemlink Laboratories, LLC. These persons and entities included the Company; Avatex; two of the Company's executive officers, Abbey J. Butler and Melvyn J. Estrin (and/or their designees); one Avatex officer, Edward L. Massman; one non-officer director of Avatex; and five additional parties related to, or referred to by, Abbey J. Butler or Melvyn J. Estrin. Of the total amount invested, the Company's share was approximately 35.8%, Avatex's share was approximately 35.8%, the Avatex officers/designees' share (including Messrs. Butler and Estrin) was approximately 14.8%, the Avatex non-officer director's share was approximately 1.1%, and the related parties' share was approximately 12.5%. The largest share invested by a Company officer or director (or his designee) was approximately 6.8% of the total amount invested. Messrs. Butler, Estrin and Shulman serve on the Board of Managers of Chemlink Laboratories, LLC. The Company accounts for this investment using the equity method of accounting.

         In April 1998, 13 persons and entities purchased (or committed to purchase) a total of $3,000 of Series B Preferred Stock and warrants to purchase Series B Preferred Stock of RAS Holding Corp. These persons and entities included the Company; Avatex; two of the Company's executive officers, Melvyn J. Estrin and Abbey J. Butler; all of Avatex's executive officers and its Director of Accounting (and/or their designees); one non-officer director of Avatex; and two additional parties related to, or referred to by, Abbey J. Butler or Melvyn J. Estrin. Mr. Butler is also a director of RAS Holding Corp. Of the total amount invested, Avatex's share was approximately 46.7%, the Company's share was 25%, the Avatex officers/designees' share was 19.8%, the Avatex non-officer director's share was 1% and the related parties' share was approximately 7.5%. The largest share invested by an officer or director of the Company (or his designee) was 5% of the total amount invested. The Company accounts for this investment using the cost method of accounting.

         In April 1998, the Company and Avatex each purchased $1,250 of preferred stock of HPD Holdings Corp. ("HPD") in connection with the acquisition by a HPD subsidiary of certain of the assets of Block Drug Company, Inc. ("Block") used in or related to the manufacture, sale or distribution of Block's household product lines. In addition, the Company and Avatex each acquired 2.5% of the common stock of HPD as part of the transaction. The largest shareholder of HPD is HPD Partners, LP, a Delaware limited partnership and Abbey J. Butler and Melvyn J. Estrin are limited partners of HPD Partners, LP and directors of HPD Laboratories, Inc., a wholly owned subsidiary of HPD. The Company accounts for this investment using the cost method of accounting.

         During Fiscal Year 1998, the Company paid $10 to University Research Corporation and $10 to Human Service Group, Inc. for secretarial services provided to Mr. Estrin. Human Service Group, Inc. and University Research Corporation are corporations wholly owned by Mr. Estrin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The Company  purchased  $314 of product  from AM  Cosmetics,  Inc.  Mr.
         Butler and Mr. Estrin were directors of AM Cosmetics, Inc. until September 1998.

         The Company purchased $241 of product from Carson Products, a subsidiary of Carson, Inc. Mr. Butler and Mr. Estrin are directors of Carson, Inc. A subsidiary of Avatex purchased a total of 372,000 shares of Carson class A common stock in December 1997 and January 1998.

         The Company paid CB Equities Corporation $52 for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

         Predecessor Company

         Operating Leases - The Company leased various property and equipment from related parties. Rental payments for the nine weeks ended September 2, 1995 were $2,280.

12.      COMMON STOCK, WARRANTS AND OPTIONS

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

         Warrants
         --------
         Pursuant to the Joint Plan, warrants to purchase an aggregate of 1,250,000 common shares were issued as of the Effective Date to certain prepetition unsecured creditors. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments, as defined in the Joint Plan. The warrants are exercisable at any time until the close of business on September 10, 2002. As of June 27, 1998, no warrants have been exercised.

         Stock Options
         -------------
         The Company has an incentive stock option plan for officers and key employees which allows for the issuance of a maximum of 3,500,000 options. As of June 27, 1998, options for 1,343,834 common shares were reserved for future grant, and options for 2,079,500 shares were outstanding and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% or 33 1/3% of the underlying shares on the grant date, and will vest in additional increments of 20% or 33 1/3% of the underlying shares on each of the subsequent anniversaries of the grant date until 100% vested. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

         The firm of Alvarez & Marsal, Inc. were granted fully vested stock options for 416,667 shares of common stock on the Effective Date. The options are exercisable at $8.00 per share and expire on September 11, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The Company has a stock option plan for directors. Before October 1, 1997, each director received an annual grant of an option to purchase 5,000 shares of Common Stock. Commencing with the grant on October 1, 1997, each director now receives an annual grant of an option to purchase 10,000 shares of Common Stock The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 500,000 common shares may be granted under the stock option plan for directors.

         As of June 27, 1998, options for 120,000 shares were outstanding.

         Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, $1,401 in compensation cost for the Company's stock option plans has been recognized in the accompanying consolidated financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described above for the awards granted in 1996, 1997, and 1998 the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below.


                                        Fifty-two weeks     Fifty-two weeks    Forty-three weeks
                                      ended June 27, 1998 ended June 28, 1997 ended June 29, 1996
                                      ------------------- ------------------- -------------------

         Net income
         As reported                  $         (8,830)   $         (2,281)   $          2,526
         Pro forma                    $        (11,654)   $         (2,541)   $          2,364

         Basic and diluted earnings
         per share
         As reported                  $          (0.72)   $          (0.19)   $           0.21
         Pro forma                    $          (0.96)   $          (0.21)   $           0.19



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

         All of the Company's Stock Option Plans are administered by the Compensation Committee of the Company's Board of Directors.

         As of June 27, 1998, 1,452,579 options were exercisable at a weighted average exercise price per share of $7.70.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         The following table summarizes stock option activity under the plans:


                                                                                                  Weighted
                                                             Weighted                              Average
                                                              Average                             Remaining
                                             Options         Exercise       Option Price         Contractual
                                           Outstanding    Price Per Share    per Share           Life (Years)
                                           -----------    ---------------    ---------           ------------
         Balance at September 2,1995         1,225,917    $         8.00   $         8.00            7.00

         Granted                               248,800    $         7.53   $ 7.06 - $8.00

         Forfeited                            (116,100)   $         8.00   $         8.00
                                           ------------
         Balance at June 29, 1996            1,358,617    $         7.91   $ 7.06 - $8.00            6.22

         Granted                               100,000    $         5.66   $ 5.44 - $6.17

         Forfeited                            (137,800)   $         7.82   $ 7.06 - $8.00
                                           ------------

         Balance at June 28, 1997            1,320,817    $         7.75   $ 5.44 - $8.00            5.30

         Granted                             1,840,000    $         7.83   $ 5.44 - $9.63

         Forfeited                            (467,984)   $         7.00   $ 5.44 - $8.00

         Exercised                             (76,666)   $         7.50   $ 6.50 - $8.00
                                           ------------

         Balance at June 27, 1998            2,616,167    $         7.92   $ 5.44 - $9.63            5.71
                                           ============



         On February 17, 1998, the Company granted options to purchase 375,000 shares at $5.4375 and options to purchase 400,000 shares at $6.84375. These options were issued below the market price of $9.6875 on this date. All of the remaining options were granted at the market price on the date of the grant.

         EMPLOYEE STOCK PURCHASE PLAN
         ----------------------------
         The Company sponsors an Employee Stock Purchase Plan ("ESPP") under which it is authorized to issue up to 500,000 shares of common stock to all employees with a minimum of three months of service. The ESPP allows eligible employees to contribute through payroll deductions up to 10% of their annual salary toward stock purchases. Stock purchases will be made quarterly at 90% of the closing price at the last day of any calendar quarter.

13.      INCOME TAXES

         Deferred taxes at June 27, 1998 and June 28, 1997, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not. Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The components of deferred tax assets and liabilities are as follows:

                                                  June 27, 1998   June 28, 1997
                                                  -------------   -------------
         Deferred Tax Assets:
         Operating and restructuring reserves     $      5,495    $      7,448
         Net operating losses                          114,293         116,399
         Depreciation and amortization                  28,411          27,078
         Lease escalation accruals                       4,470           5,030
         Jobs tax credit                                 4,432           4,432
         Other items                                     3,730             767
                                                  ------------    ------------
                                                       160,831         161,154
         Valuation allowance                          (151,061)       (151,384)
                                                  ------------    ------------
         Net deferred tax assets                  $      9,770    $      9,770
                                                  ============    ============


         Composition of amounts in Consolidated
         Balance Sheet:
         Deferred tax assets - current            $        489    $        515
         Deferred tax liabilities - current               --              --
                                                  ------------    ------------
         Net deferred tax assets - current        $        489    $        515
                                                  ============    ============


         Deferred tax assets - noncurrent         $      9,281    $      9,255
         Deferred tax liabilities - noncurrent            --              --
                                                  ------------    ------------
         Net deferred tax assets - noncurrent     $      9,281    $      9,255
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

         There is no current income tax provision. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to (loss) income before taxes is as follows:


                                                           Fifty-two        Fifty-two        Forty-three ||      Nine
                                                          weeks ended      weeks ended      weeks ended  ||   weeks ended
                                                         June 27, 1998    June 28, 1997    June 29, 1996 || September 2,1995
                                                         -------------    -------------    ------------- || ----------------
         Statutory tax rate                                   (35.0%)          (35.0%)             35.0% ||            35.0%
         State income taxes, net of federal benefit            --               --                  5.1  ||          --
         Nontaxable forgiveness of indebtedness                --               --                 --    ||           (29.1)
         Depreciation                                          --               --                 --    ||            (0.4)
         Restructuring reserves                                --               --                 --    ||            (5.3)
         Change in valuation allowance                         35.0%            35.0%              --    ||             0.3
         Other, net                                            --               --                  5.8  ||            (0.5)
                                                         -------------    -------------    ------------- || ----------------
         Effective tax rate                                     0.0%             0.0%              45.9% ||             0.0%
                                                         =============    =============    ============= || ================

         The Company has approximately $279,000 of tax basis NOLs available to offset future taxable income. Approximately $263,000 of this amount ("Section 382 NOLs") is subject to restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code Section 382 (I)(6), and the regulations thereunder, could further limit the Company's ability to use its Section 382 NOLs to offset future income to an amount approximating $5,100 annually. The remaining $16,000 of NOLs were incurred subsequent to September 2, 1995, and may be used to offset future taxable income without restriction. These NOLs will expire beginning in 2008.

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

         The Company provided pension benefits under noncontributory defined benefit pension plans to its non-union employees who have met the applicable age and service requirements specified in the plans. During fiscal 1996 the Company's Board of Directors voted to freeze the benefits accruing under its defined benefit plan that covers non-union personnel effective June 29, 1996 and to increase the Company's matching contribution to the defined contribution plan for those employees. The Company terminated its defined benefit plan that covers non-union personnel on April 30, 1998. Lump sum cash payments were made to the majority of plan participants prior to June 27, 1998. Annuities will be purchased for the remaining participants during the fifty-three weeks ended July 3, 1999.

         The following table sets forth the funded status of the Company's defined benefit pension plans and the amounts recognized in the Company's consolidated balance sheets:



                                                                   June 27, 1998      June 28, 1997
                                                                   -------------      -------------
         Actuarial present value of benefit obligations:
         Accumulated benefit obligation, including
         vested benefits of $4,011 and $9,076                     $        4,013     $        9,498
         Additional amounts related to future salary increases             1,162                764
                                                                  --------------     --------------

         Projected benefit obligation                                      5,175             10,262
         Plan assets, at fair value                                        3,589              8,829
                                                                  --------------     --------------
         Projected benefit obligation in excess of plan                    1,586              1,433
         assets
         Unrecognized net (loss)/ gain                                      (309)             1,335
         Unrecognized prior service costs                                     (1)                (1)
         Unrecognized transition asset                                         1                  5
                                                                  --------------     --------------

         Accrued pension costs                                    $        1,277     $        2,772
                                                                  ==============     ==============

         The significant assumptions used in determining the pension obligations are:


                                                       June 27, 1998     June 28, 1997
                                                       -------------     -------------
         Discount rate                                     6.5 %             6.3 %
         Expected long-term rate of return on assets       8.5 %             8.5 %
         Rate of increase in future compensation levels    4.0 %             4.0 %

         Assets of the plans consist primarily of investments in stock and bond pooled funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         The net pension expense consists of the following:

                                                                                                              ||    Predecessor
                                                                         Successor   Company                  ||      Company
                                                          --------------------------------------------------  ||  -----------------
                                                             Fifty-two         Fifty-two        Forty-three   ||        Nine
                                                            weeks ended       weeks ended       weeks ended   ||    weeks ended
                                                           June 27, 1998     June 28, 1997     June 29, 1996  ||  September 2, 1995
                                                          --------------    --------------    --------------  ||  -----------------
                                                                                                              ||
         Service costs                                    $          170    $           85    $          875  ||  $             179
         Interest cost on projected benefit obligation               668               622               698  ||                104
         Actual net return on assets                              (1,783)           (1,584)           (1,746) ||                (97)
         Net amortization (deferral)                               1,010               933             1,186  ||                  2
                                                          --------------    --------------    --------------  ||  -----------------
                                                                                                              ||
         Net periodic pension cost                        $           65    $           56    $        1,013  ||  $             188
         Settlement effect from lump sum                                                                      ||
         cashouts                                                 (1,446)             --                --    ||               --
                                                          --------------    --------------    --------------  ||  -----------------
         Net pension (income) expense                     $       (1,381)   $           56    $        1,013  ||  $             188
                                                          ==============    ==============    ==============  ||  =================

         Defined Contribution Plans
         --------------------------
         The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to these plans an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company increased its contribution to the nonunion employee savings plan beginning in fiscal 1997 to 100% of the employees contribution up to 2% of the employees pay and 20% of the employees contribution in excess of 2% up to 4% of employees pay. Employee savings plan expenses for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, and the nine weeks ended September 2, 1995 were $1,009, $980, $281, and $65, respectively.

         Health and Welfare Plans
         ------------------------
         The Company also contributes to a multiemployer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997, the forty-three weeks ended June 29, 1996, and the nine weeks ended September 2, 1995, were $1,858, $1,303, $896, and $196, respectively.

         The Company has no postretirement health and welfare or benefits programs.

15.      PREDECESSOR COMPANY INTEREST EXPENSE

         Interest expense for the Predecessor Company, for which disclosure is required by SOP 90-7, consists of the following:

                                                             Nine
                                                         weeks ended
                                                       September 2, 1995
                                                       -----------------
         Prepetition credit facility interest               $ 3,164
         Senior notes                                         1,695
         Adequate protection term loans and
          capitalized equipment leases                          776
         Amortization of deferred debt expense                   44
         Other                                                   10
                                                            -------
                                                            $ 5,689
                                                            =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         Generally, as a result of the bankruptcy, the contractual terms of prepetition debt obligations are suspended. Only creditors who are secured by collateral, the value of which exceeds their prepetition claims, are entitled to accrue interest on those claims after a bankruptcy filing. Subsequent to the bankruptcy filing, the Company continued to accrue interest on the revolving credit loan and senior notes at the contractual rates. During October 1992, the Company entered into agreements with lenders to make adequate protection payments at rates less than those specified as interest in the respective agreements. The difference between these amounts is reflected in liabilities subject to settlement under reorganization proceedings. With respect to the remainder of the secured debt and capitalized lease obligations, the Company accrued only the adequate protection payments it anticipated would be required. The difference between the interest which would have accrued at the contractual rates and the adequate protection payments related to the remaining secured debt and capitalized lease obligations was $2,846 for the nine weeks ended September 2, 1995. The Company did not accrue or pay interest on the unsecured debt subsequent to the bankruptcy filing. The unaccrued interest on the unsecured debt was $1,051 for the nine weeks ended September 2, 1995.

16.      REORGANIZATION ITEMS AND RELATED RESERVES

         Reorganization items consist of the following:


                                                                Nine
                                                            weeks ended
                                                         September 2, 1995
                                                         -----------------
         Chapter 11 professional fees                         $ 9,373
         Amortization of prepetition exclusivity
          income                                                 (283)
         Interest income                                       (2,171)
         Amortization of post-petition credit
          facility origination fees                                29
         Insurance claim recovery                              (6,650)
         Costs of downsizing                                   16,500
                                                               ------
                                                             $ 16,798
                                                             ========

         Costs of downsizing

         In September 1992, the Company made a decision to downsize the chain, and in October 1992 commenced a store closing program. The program involved the closing of 143 of the Company's stores that management considered not viable. In conjunction with the program to downsize the chain, the Company also consolidated its distribution centers into one location in Youngstown, Ohio and reduced corporate overhead. The Company identified for closure an additional 25 stores in fiscal 1994 and 41 stores in fiscal 1995. In August 1995 management identified 50 stores which were scheduled to be reduced in size (rightsized) and provided for the cost of rightsizing and provided a markdown reserve for the inventories which would be liquidated in the affected stores. In 1997, the rightsizing program was replaced with the "Warehouse
         District" concept. The "Warehouse District" concept involves liquidating slow-moving merchandise and utilizes the excess space to expand the existing grocery offering and adds frozen and refrigerated food.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         The  consolidated   statements  of  operations  reflect  reorganization
         expenses related to the downsizings as follows:


                                                    Nine
                                                weeks ended
                                             September 2, 1995
                                             -----------------
         Downsizing reserve                       $ 2,500
         Inventory markdown reserve                14,000
                                                 --------
                                                 $ 16,500
                                                 ========



         The activity in the reserve for costs of downsizing is as follows:

                                                                                                         ||    Predecessor
                                                                       Successor Company                 ||       Company
                                                    ---------------------------------------------------  ||  -----------------
                                                      Fifty-two           Fifty-two        Forty-three   ||         Nine
                                                     weeks ended        weeks ended        weeks ended   ||     weeks ended
                                                    June 27, 1998      June 28, 1997      June 29, 1996  ||  September 2, 1995
                                                    --------------    --------------     --------------  ||  -----------------
         Balance, beginning of period               $        1,866    $        3,451     $        7,301  ||  $           6,564
         Additions to reserve                                 --                --                 --    ||              2,500
         Charges associated with closed stores                --                (462)            (1,772) ||             (1,690)
         Store rightsizing costs                              (899)             (895)              (640) ||               --
         Corporate and distribution center costs              --                (228)            (1,438) ||                (73)
                                                    --------------    --------------     --------------  ||  -----------------
         Balance, end of period                     $          967    $        1,866     $        3,451  ||  $           7,301
                                                    ==============    ==============     ==============  ||  =================


         The remainder of the reserve for the costs of downsizing at June 27, 1998 is considered by management to be a reasonable estimate of the costs to be incurred related to the downsizings. To the extent additional stores or distribution centers are identified for closure at a later date or the estimates for write-downs or reserves for the current downsizing program require adjustment, such adjustments will be recognized in future periods.


17.      FINANCIAL INSTRUMENTS

         The  Company  has  financial   instruments  which  include   marketable
         securities, investments and long-term debt. The carrying values of all instruments at June 27, 1998 approximated their fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

18.      NONCASH INVESTING AND FINANCING ACTIVITIES

         On September 29, 1995 the Company and one of its subsidiaries purchased all of the partnership interests in the partnership that owns the building in which the Company's headquarters is located for $145. Also, the partnership has a 50% interest in another partnership which owns a commercial building. In conjunction with the acquisition, assets and liabilities were assumed in the forty-three weeks ended June 29, 1996, as follows:

         Fair value of assets acquired:
         ------------------------------
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

         For the fifty-two weeks ended June 27, 1998, the Company entered into a capital lease which increased property and equipment and capital lease obligations $2,178.

19.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


         Fiscal 1998
         -----------                                            Thirteen              Thirteen           Thirteen           Thirteen
                                                             weeks ended           weeks ended        weeks ended        weeks ended
                                                       September 27,1997      December 27,1997      March 28,1998       June 27,1998
                                                       -----------------     -----------------     --------------     --------------
         Sales                                         $         256,332     $         292,212     $      277,319     $      274,988
         Gross profit                                  $          48,130     $          57,992     $       53,623     $       53,449
         Net (loss) income                             $          (7,571)    $           2,778     $       (4,712)    $          675
         Net (loss) income per basic share             $           (0.62)    $            0.23     $        (0.39)    $         0.06
         Weighted average number of basic
         shares outstanding                                   12,159,199            12,165,353         12,229,071         12,235,865
         Net (loss) income per diluted share           $           (0.62)    $            0.23     $        (0.39)    $         0.05
         Weighted average number of diluted
         shares outstanding                                   12,159,199            12,212,527         12,229,071         12,790,933

         Fiscal 1997
         -----------                                            Thirteen              Thirteen           Thirteen           Thirteen
                                                             weeks ended           weeks ended        weeks ended        weeks ended
                                                       September 28,1996      December 28,1996      March 29,1997       June 28,1997
                                                       -----------------     -----------------     --------------     --------------

         Sales                                         $         264,551     $         290,933     $      264,043     $      255,301
         Gross profit                                  $          45,460     $          54,990     $       50,451     $       50,832
         Net (loss) income                             $          (2,195)    $            (548)    $           49     $          413

         Net (loss) income per basic share             $           (0.18)    $           (0.05)    $         --       $         0.03
         Weighted average number of basic
         shares outstanding                                   12,157,054            12,157,054         12,157,054         12,158,515
         Net (loss) income per diluted share           $           (0.18)    $           (0.05)    $         --       $         0.03
         Weighted average number of diluted
         shares outstanding                                   12,157,054            12,157,054         12,157,054         12,158,515


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

20.      (LOSS) INCOME PER SHARE

         During 1997, the Company adopted SFAS No. 128 "Earnings per Share." This standard requires the Company to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes the conversion of dilutive stock options and warrants into common shares. Previously reported earnings per share information have been restated as a result of the adoption. The earnings per share calculations for all periods are as follows:


                                                                 Fifty-two         Fifty-two       Forty-three ||        Nine
                                                               weeks ended       weeks ended       weeks ended ||     weeks ended
                                                             June 27, 1998     June 28, 1997     June 29, 1996 || September 2, 1995
                                                             -------------     -------------     ------------- || ---------------
         BASIC (LOSS) INCOME PER SHARE                                                                         ||
         -----------------------------                                                                         ||
         Net  (loss) income available for common shares      $      (8,830)    $      (2,281)    $       2,526 || $       764,684
         Basic weighted average common shares outstanding       12,197,371        12,157,419        12,156,614 ||      54,066,463
         Basic earnings per share                            $        (.72)    $        (.19)    $         .21 || $         14.14
                                                                                                               ||
         DILUTED (LOSS) INCOME PER SHARE                                                                       ||
         -------------------------------                                                                       ||
         Net (loss) income available for common shares       $      (8,830)    $      (2,281)    $       2,526 || $       764,684
         Diluted weighted average common shares                 12,197,371        12,157,419        12,162,095 ||      54,066,463
         Diluted earnings per share                          $        (.72)    $        (.19)    $         .21 || $         14.14


         There were 2,616,167; 1,320,817 and 1,358,617 options for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997 and the forty-three weeks ended June 29, 1996, respectively, and 1,250,000 warrants for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997 and the forty-three weeks ended June 29, 1996 excluded from the calculation of diluted (loss) income per share as they would have had an anti-dilutive effect on (loss) income per share.

21.      LITIGATION

         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact on the Company's consolidated financial position.


22.      TERMINATED BUSINESS COMBINATION

         The Company entered into an Agreement and Plan of Reorganization dated September 7, 1996 (as amended as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo") and Cabot Noble, Inc. ("Cabot Noble").

         On April 1, 1997, the Company, ShopKo and Cabot Noble entered into a Termination Agreement mutually terminating the Agreement Plan of Reorganization effective as of April 1, 1997.

         The Company has expensed all fees and costs it has incurred and is obligated to pay in connection with the Proposed Transaction.

                                                                     Schedule II

VALUATION AND QUALIFYING ACCOUNTS


                                               Balance at      Charged to                         Balance at
                                               beginning       costs and      Deductions-           end of
         Description                           of period         expense      Charge-offs           period
         -----------                           ---------         -------      -----------           ------
         Allowance for doubtful accounts
         -------------------------------
         9 weeks ended September 2, 1995    $      4,917    $        350     $       (645)    $      4,622

         43 weeks ended June 29, 1996              4,622           3,106           (3,537)           4,191

         52 weeks ended June 28, 1997              4,191           1,382           (2,870)           2,703

         52 weeks ended June 27, 1998              2,703            (186)          (1,115)           1,402

         Inventory shrink reserve
         ------------------------
         9 weeks ended September 2, 1995    $      5,495    $      3,100     $       (836)    $      7,759

         43 weeks ended June 29, 1996              7,759          16,385          (17,675)           6,469

         52 weeks ended June 28, 1997              6,469          13,122          (13,968)           5,623

         52 weeks ended June 27, 1998              5,623           6,310           (8,009)           3,924

         Inventory markdown reserve
         --------------------------
         9 weeks ended September 2, 1995    $       --      $     14,000     $       --       $     14,000

         43 weeks ended June 29, 1996             14,000            --             (8,639)           5,361

         52 weeks ended June 28, 1997              5,361            --             (4,616)             745

         52 weeks ended June 27, 1998                745            --               (745)            --
