Form 10-Q
period 1998-09-26
PHAR MOR INC
filed 1998-11-02
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X    Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---------Exchange Act of 1934

         For the quarterly period ended September 26, 1998 Commission File Number 0-27050
                -------

---------Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from _____ to _____

                                 PHAR-MOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                          25-1466309
------------------------------------------------           ---------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


         20 Federal Plaza West, Youngstown, Ohio            44501-0400
------------------------------------------------           ---------------------
         (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code:        (330) 746-6641
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

                                            YES      X        No
                                                   -----           -----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                            YES      X        No
                                                   -----           -----

As of October 13, 1998, 12,240,865 shares of the registrant's common stock were outstanding .

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998



                                    I N D E X


                                                                            Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed  Consolidated  Balance  Sheets as of September  26,
              1998 and June 27, 1998                                          3

              Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 26, 1998 and September 27,
              1997                                                            4

              Condensed  Consolidated  Statements of Comprehensive Loss for
              the Thirteen Weeks Ended September 26, 1998 and September 27,
              1997                                                            5

              Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended September 26, 1998 and September 27,
              1997                                                            6

              Notes to Condensed Consolidated Financial Statements            7

         Item  2.   Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations                                  9

Part II: Other Information

         Item 1.  Legal Proceedings                                          12

         Item 2.  Changes in Securities                                      12

         Item 3.  Defaults Upon Senior Securities                            12

         Item 4.  Submission of Matters to a Vote of Security Holders        12

         Item 5.  Other Information                                          12

         Item 6.  Exhibits and Reports on Form 8-K                           13

         Signatures                                                          14

         Exhibit Index                                                       15

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                         (Unaudited)
                                                              September 26,      June 27,
                                                                   1998            1998
                                                            ---------------     ------------

Current assets:
 Cash and cash equivalents                                        $  23,927    $  44,655
 Marketable securities                                                6,602        9,065
 Accounts receivable - net                                           22,954       20,927
 Merchandise inventories                                            175,801      176,069
 Prepaid expenses and other current assets                            2,044        2,703
                                                                  ---------    ---------
      Total current assets                                          231,328      253,419

Property and equipment - net                                         79,573       75,512
Deferred tax asset                                                    9,281        9,281
Investments                                                           4,526        4,275
Investment in Avatex                                                  2,217        3,525
Other assets                                                          3,012        3,443
                                                                  ---------    ---------

      Total assets                                                $ 329,937    $ 349,455
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $  59,988    $  67,091
 Accrued expenses and other current liabilities                      32,859       39,316
 Current portion of long-term debt and capital lease obligations     10,311       10,327
                                                                  ---------    ---------
      Total current liabilities                                     103,158      116,734

Long-term debt and capital lease obligations                        128,425      130,993
Long-term self insurance reserves                                     7,900        7,680
Deferred rent and unfavorable lease liability - net                  11,085       11,074
                                                                  ---------    ---------
      Total liabilities                                             250,568      266,481
                                                                  ---------    ---------

Commitments and contingencies

Minority interests                                                      535          535
                                                                  ---------    ---------

Stockholders' equity:
 Preferred stock                                                       --           --
 Common stock                                                           122          122
 Additional paid-in capital                                          90,007       89,976
 Stock options outstanding                                            1,585        1,401
 Unrealized loss on investment in Avatex                             (2,783)        (475)
 Retained deficit                                                   (10,097)      (8,585)
                                                                  ---------    ---------
      Total stockholders' equity                                     78,834       82,439
                                                                  ---------    ---------

      Total liabilities and stockholders' equity                  $ 329,937    $ 349,455
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

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                      Thirteen                  Thirteen
                                                                    Weeks Ended               Weeks Ended
                                                                 September 26, 1998        September 27, 1997
                                                               --------------------      --------------------
Sales                                                          $            269,412      $            256,332

Less:
 Cost of goods sold, including occupancy and
    distribution costs                                                      218,597                   208,202
 Selling, general and administrative expenses                                42,524                    41,832
 Chief Executive Officer severance expenses                                    --                       5,433
 Depreciation and amortization                                                5,675                     5,338
                                                               --------------------      --------------------

Income (loss) from operations before interest expense,
 interest income, investment loss and income taxes                            2,616                    (4,473)


Interest expense                                                             (3,991)                   (4,205)
Interest income                                                                 488                     1,107
Investment loss                                                                (625)                     --
                                                               --------------------      --------------------

Loss before income taxes                                                     (1,512)                   (7,571)

Income taxes                                                                   --                        --
                                                               --------------------      --------------------

Net loss                                                       $             (1,512)     $             (7,571)
                                                               ====================      ====================

Basic and diluted loss per common share                        $               (.12)     $               (.62)
                                                               ====================      ====================

Weighted average number of basic and diluted common shares
 outstanding                                                             12,239,821                12,159,199


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                          Thirteen                 Thirteen
                                                        Weeks Ended              Weeks Ended
                                                     September 26, 1998       September 27, 1997
                                                    -------------------      -------------------
Net loss                                            $            (1,512)     $            (7,571)

Other comprehensive loss:
Unrealized loss on securities:
Unrealized holding loss on investment in Avatex
arising during period                                            (2,308)                    --
                                                    -------------------      -------------------
Comprehensive loss                                  $            (3,820)     $            (7,571)
                                                    ===================      ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Thirteen                 Thirteen
                                                              Weeks Ended              Weeks Ended
                                                           September 26, 1998       September 27, 1997
                                                          -------------------      -------------------
OPERATING ACTIVITIES
 Net loss                                                 $            (1,512)     $            (7,571)
 Adjustments to reconcile net loss to net
 cash used for operating activities:
 Items not requiring the outlay of cash:
  Depreciation                                                          3,682                    3,367
  Amortization of video rental tapes                                    1,981                    1,971
  Stock option expense                                                    183                     --
  Amortization of deferred financing costs and goodwill                   105                      105
  Deferred rent                                                            11                      728
 Changes in assets and liabilities:
  Accounts receivable                                                  (2,027)                   1,193
  Marketable securities                                                 2,463                     --
  Merchandise inventories                                                 137                  (20,630)
  Prepaid expenses                                                        659                      667
  Other assets                                                            326                     (108)
  Accounts payable                                                     (7,103)                   9,594
  Accrued expenses and other current liabilities                       (6,236)                  (5,054)
                                                          -------------------      -------------------
 Net cash used for operating activities                                (7,331)                 (15,738)
                                                          -------------------      -------------------

INVESTING ACTIVITIES
 Additions to rental videotapes                                        (1,850)                  (2,063)
 Additions to property and equipment                                   (7,743)                  (4,493)
 Investment in Avatex                                                  (1,000)                    --
 Investment in equity securities                                         (251)                    --
                                                          -------------------      -------------------
 Net cash used for investing activities                               (10,844)                  (6,556)
                                                          -------------------      -------------------

FINANCING ACTIVITIES
 Principal payments on long-term debt                                    (977)                    (547)
 Principal payments on capital lease obligations                       (1,607)                  (1,581)
 Issuance of common stock                                                  31                     --
                                                          -------------------      -------------------
 Net cash used for financing activities                                (2,553)                  (2,128)
                                                          -------------------      -------------------

 Decrease in cash and cash equivalents                                (20,728)                 (24,422)
 Cash and cash equivalents, beginning of period                        44,655                   79,847
                                                          -------------------      -------------------
 Cash and cash equivalents, end of period                 $            23,927      $            55,425
                                                          ===================      ===================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 for additional disclosures, including a summary of the Company's accounting policies, which have not changed, except as discussed in
         Note 3. Operating results for the thirteen weeks ended September 26, 1998 are not necessarily indicative of the results that may be expected for the fifty-three weeks ending July 3, 1999.

2.       CHIEF EXECUTIVE OFFICER RESIGNATION
         On September 19, 1997,  Robert Haft and Avatex  Corporation  ("Avatex")
         finalized an agreement regarding Hamilton Morgan LLC ("Hamilton Morgan"), (the "Hamilton Morgan Agreement"). In exchange for 3,750,000 shares of the Company's stock and the return of a voting proxy on other Company shares, Hamilton Morgan redeemed the 69.8% Avatex interest in Hamilton Morgan, repaid certain indebtedness and received other consideration. Avatex beneficially owns 39.1% of the Company's outstanding common stock. In conjunction with the Hamilton Morgan Agreement, the Company entered into a Severance Agreement with Robert Haft whereby he resigned his positions as Chairman of the Company's
         Board of Directors and as the Company's Chief Executive Officer and received a lump sum cash payment of $4,417. Under the terms of the Severance Agreement, the Company will continue to provide benefits to him through September 19, 2000. He is indemnified and entitled to tax reimbursement in respect to any payments that constitute excess parachute payments under Federal Income Tax laws. The Company has provided a letter of credit in the amount of approximately $2,900 to secure its contractual obligations under the Severance Agreement.

3.       NEW ACCOUNTING PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Operations and recorded directly to the equity section of an entities statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in the quarter ended September 26, 1998 and has elected to include the required items of other comprehensive income in its Condensed Consolidated Statements of Comprehensive Loss.

4.       LITIGATION
         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact of the Company's consolidated financial position.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

5.       INVESTMENT IN AVATEX
         During the quarter ended September 26, 1998, the Company invested $1,000 to purchase approximately 3.4% of Avatex common stock, bringing its total investment in Avatex to approximately 15.1% of Avatex's total outstanding common stock. This investment is carried at market value as available-for-sale securities. Unrealized losses on these securities are excluded from net loss but are included as a comprehensive loss in the Condensed Consolidated Statements of Comprehensive Loss. As of September 26, 1998, the quoted market price of Avatex common stock was $1.0625 per share as compared to $2.1875 per share at June 27, 1998.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended September 26, 1998 versus
    Thirteen Weeks Ended September 27, 1997

Sales for the first quarter of fiscal year 1999 ("Fiscal 1999") increased 5.1% compared to the first quarter of fiscal year 1998 ("Fiscal 1998"). Comparable store sales increased 4.1% from $253,708 for Fiscal 1998 to $264,040 for Fiscal 1999. The increase in comparable store sales was primarily due to the continued success of the "Super Phar-Mor" store remodel program. Sales for the eleven stores which were remodeled into the "Super Phar-Mor" format between the end of the first quarter of fiscal year 1998 and the beginning of the first quarter of fiscal year 1999 increased 17% in the thirteen weeks ended September 26, 1998 over the comparable period in the prior year.

Cost of sales as a percentage of sales was 81.1% in Fiscal 1999 compared to 81.2% in Fiscal 1998, a 0.1% decrease. This decrease is primarily due to lower inventory shrinkage partially offset by higher promotional expense.

Selling, general and administrative expenses as a percentage of sales were 15.8% in Fiscal 1999 compared to 16.3% in Fiscal 1998. This decrease was due to lower advertising expenses and pre-opening costs partially offset by higher store wages and corporate travel expenses.

In Fiscal 1998 the Company incurred $5,433 in executive severance and related costs associated with the resignation of the Company's former Chairman of the Board and Chief Executive Officer.

Depreciation and amortization expense was $5,675 in Fiscal 1999 compared to $5,338 in Fiscal 1998, an increase of $337. The increase is the result of depreciation on capital expenditures made since the first quarter of Fiscal 1998.

Interest income was $488 in Fiscal 1999 compared to interest income of $1,107 in Fiscal 1998, a $619 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in Fiscal 1999.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of September 27, 1997 was $23,927. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

On September 11, 1995, the Company entered into the Revolving Credit Facility (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

Borrowings under the Facility was available for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time were available for standby and documentary letters of credit. The Facility included restrictions on, among other things, additional debt, capital expenditures, investments, restricted payments and other distributions, mergers and acquisitions, and contained covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test.

Credit availability under the Facility at any time was the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. The Facility established a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

Advances made under the Facility would have borne interest at the BABC reference rate plus 1/2% or London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin ranged between 1.50% and 2.00% and was determined by a formula based on a ratio of (a) the Company's earnings before interest, taxes, depreciation and amortization to (b) interest. Under the terms of the Facility, the Company was required to pay a commitment fee of 0.28125% per annum on the unused portion of the Facility, letter of credit fees and certain other fees.

There have been no borrowings under the Facility.

The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Facility") effective September 10, 1998 with BABC, as agent, and other financial institutions that establishes a credit facility in the maximum amount of $100,000.

Borrowings under the Amended Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the Amended Facility at any time may be used for standby and documentary letters of credit. The Amended Facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contains no financial covenants.

Credit availability under the Amended Facility at any time is the lesser of the aggregate availability (as defined in the Amended Facility) or $100,000. The Amended Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

Advances made under the Amended Facility bear interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00%. Under the terms of the Amended Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

There have been no borrowings under the Amended Facility. Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $76,530 at September 26, 1998.

The Amended Facility expires on September 10, 2001.

Thirteen weeks ended September 26, 1998

During the thirteen weeks ended September 26, 1998, the Company's cash position decreased by $20,728. Net cash used by operating activities was $7,331. The major uses of cash from operating activities were for a decrease in accounts payable of $7,103 and a decrease in accrued expenses of $6,236.

Capital expenditures of $7,743, additions to video rental tapes of $1,850 and an additional $1,000 investment in Avatex were paid for with the Company's excess cash position.

Net cash used for financing activities of $2,553 consisted of principal payments on lease obligations of $1,607 and principal payments on term debt of $977 net of proceeds of $31 from the exercise of stock options.

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

Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

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

Many of the Company's systems are Year 2000 compliant, or have been scheduled for replacement in the Company's on-going systems plans. As of September 26, 1998, the Company has incurred approximately $450 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 compliance are currently estimated to be approximately $600 with the majority expected to be incurred by the end of Fiscal 1999. The Company will accelerate by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system is Year 2000 compliant. The Company's target date for completing its Year 2000 modifications is April 30, 1999, including additional testing and refinements to identify the systems planned for 1999. These expenditures are not expected to have a material impact on the Company's operating results, liquidity and capital resources.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 131, "Disclosures about an Enterprise and Related Information," in February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" and in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management does not believe the adoption of any of these standards will have a material effect on its financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 15.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 26, 1998

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PHAR-MOR, INC.


Date:  October 27, 1998                By:   /s/ Sankar Krishnan
                                            ------------------------------------
                                                Sankar Krishnan
                                                Senior Vice President and Chief
                                                  Financial Officer



Date:  October 27, 1998                By:   /s/ John R. Ficarro
                                           -------------------------------------
                                                John R. Ficarro
                                                Senior Vice President and Chief
                                                  Administrative Officer

                                 PHAR-MOR, INC.

                                INDEX TO EXHIBITS


Exhibit No.

*3.1                       Amended and Restated Articles of Incorporation

**3.2                      Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

10.1 Loan and Security Agreement, dated as of September 10, 1998, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc., LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc., and Phar-Mor of Wisconsin, Inc.

27                         Financial Data Schedule
-----------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998