Form 10-Q
period 1998-12-26
PHAR MOR INC
filed 1999-02-05
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X    Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---------Exchange Act of 1934

         For the  quarterly  period ended   December  26, 1998  Commission  File
         Number 0-27050
                -------

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

As of January 13, 1999, 12,240,865 shares of the registrant's common stock were outstanding .

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 26, 1998


                                    I N D E X


                                                                            Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of December 26, 1998
              and June 27, 1998                                                3

              Condensed  Consolidated  Statements  of  Operations  for  the
              Thirteen  Weeks Ended December 26, 1998 and December 27, 1997    4

              Condensed Consolidated Statements of Operations for the Twenty-six Weeks Ended December 26, 1998 and December 27,
              1997                                                             5

              Condensed Consolidated Statements of Comprehensive Income for
              the Thirteen  Weeks Ended  December 26, 1998 and December 27,
              1997                                                             6

              Condensed  Consolidated  Statements of  Comprehensive  Income
              (Loss) for the  Twenty-six  Weeks Ended December 26, 1998 and
              December 27, 1997                                                7

              Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended December 26, 1998 and December 27,
              1997                                                             8

              Notes to Condensed Consolidated Financial Statements             9

         Item  2.   Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations                                  11

Part II: Other Information

         Item 1.  Legal Proceedings                                           15
         Item 2.  Changes in Securities                                       15
         Item 3.  Defaults Upon Senior Securities                             15
         Item 4.  Submission of Matters to a Vote of Security Holders         15
         Item 5.  Other Information                                           15
         Item 6.  Exhibits and Reports on Form 8-K                            16
         Signatures                                                           17
         Exhibit Index                                                        18

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                             (Unaudited)
                                                                  December 26,      June 27,
                                                                      1998            1998
                                                                  ------------    ------------
Current assets:
 Cash and cash equivalents                                        $     29,975    $     44,655
 Marketable securities                                                   3,648           9,065
 Accounts receivable - net                                              28,573          20,927
 Merchandise inventories                                               187,138         176,069
 Prepaid expenses and other current assets                               2,085           2,703
                                                                  ------------    ------------
         Total current assets                                          251,419         253,419

Property and equipment - net                                            82,518          75,512
Deferred tax asset                                                       8,923           9,281
Investments                                                              6,703           4,275
Investment in Avatex                                                     1,695           3,525
Other assets                                                             3,118           3,443
                                                                  ------------    ------------

         Total assets                                             $    354,376    $    349,455
                                                                     =========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $     76,784    $     67,091
 Accrued expenses and other current liabilities                         37,950          39,316
 Current portion of long-term debt and capital lease obligations        10,320          10,327
                                                                  ------------    ------------
         Total current liabilities                                     125,054         116,734

Long-term debt and capital lease obligations                           125,904         130,993
Long-term self insurance reserves                                        8,021           7,680
Deferred rent and unfavorable lease liability - net                     11,488          11,074
                                                                  ------------    ------------
         Total liabilities                                             270,467         266,481
                                                                  ------------    ------------

Commitments and contingencies

Minority interests                                                         535             535
                                                                  ------------    ------------

Stockholders' equity:
 Preferred stock                                                          --              --
 Common stock                                                              122             122
 Additional paid-in capital                                             90,007          89,976
 Stock options outstanding                                               1,768           1,401
 Unrealized loss on investment in Avatex, net of related tax
   effect of $1,132 and $0, respectively                                (2,173)           (475)
 Retained deficit                                                       (6,350)         (8,585)
                                                                  ------------    ------------
         Total stockholders' equity                                     83,374          82,439
                                                                  ------------    ------------

         Total liabilities and stockholders' equity               $    354,376    $    349,455
                                                                     =========     ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 Thirteen          Thirteen
                                                                Weeks Ended         Weeks Ended
                                                              December 26, 1998  December 27, 1997
                                                              -----------------  -----------------
Sales                                                          $       296,989    $       292,212

Less:
 Cost of goods sold, including occupancy and
    distribution costs                                                 238,285            234,220
 Selling, general and administrative expenses                           43,675             45,766
 Chief Executive Officer severance expenses                               --                  234
 Depreciation and amortization                                           5,603              5,717
                                                               ---------------    ---------------

Income from operations before interest expense,
    interest income, investment loss and income taxes                    9,426              6,275

Interest expense                                                        (3,893)            (4,163)
Interest income                                                            283                666
Investment loss                                                           (579)              --
                                                               ---------------    ---------------


Income before income taxes                                               5,237              2,778

Income taxes                                                             1,490               --
                                                               ---------------    ---------------


Net Income                                                     $         3,747    $         2,778
                                                               ===============    ===============

Basic income per common share                                  $           .31    $           .23
                                                               ===============    ===============

Diluted income per common share                                $           .30    $           .23
                                                               ===============    ===============


Weighted average number of basic common shares outstanding          12,240,865         12,165,353
Weighted average number of diluted common shares outstanding        12,362,089         12,212,527

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 Twenty-six         Twenty-six
                                                                Weeks Ended        Weeks Ended
                                                              December 26, 1998  December 27, 1997
                                                              -----------------  -----------------
Sales                                                          $       566,401    $       548,544

Less:
 Cost of goods sold, including occupancy and
    distribution costs                                                 456,882            442,422
 Selling, general and administrative expenses                           86,199             87,598
 Chief Executive Officer severance expenses                               --                5,667
 Depreciation and amortization                                          11,278             11,055
                                                               ---------------    ---------------

Income from operations before interest expense,
    interest income, investment loss and income taxes                   12,042              1,802

Interest expense                                                        (7,884)            (8,368)
Interest income                                                            771              1,773
Investment loss                                                         (1,204)              --
                                                               ---------------    ---------------


Income (loss) before income taxes                                        3,725             (4,793)

Income taxes                                                             1,490               --
                                                               ---------------    ---------------


Net income (loss)                                              $         2,235    $        (4,793)
                                                               ===============    ===============

Basic income (loss) per common share                           $           .18    $           (39)
                                                               ===============    ===============

Diluted income (loss) per common share                         $           .18    $          (.39)
                                                               ===============    ===============


Weighted average number of basic common shares outstanding          12,240,343         12,162,276
Weighted average number of diluted common shares outstanding        12,300,955         12,162,276


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                Thirteen             Thirteen
                                                               Weeks Ended          Weeks Ended
                                                             December 26, 1998    December 27, 1997
                                                             -----------------    -----------------
Net income                                                  $            3,747   $            2,778


Other comprehensive income:
 Unrealized gain (loss) on securities:
  Unrealized holding loss on investment in Avatex
    arising during period net of tax benefit of $1,132                     610                 --
                                                            ------------------   ------------------
Comprehensive income                                        $            4,357   $            2,778
                                                            ==================   ==================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                                 Twenty-six           Twenty-six
                                                                Weeks Ended          Weeks Ended
                                                             December 26, 1998    December 27, 1997
                                                             -----------------    -----------------
Net income (loss)                                           $            2,235   $           (4,793)


Other comprehensive loss:
 Unrealized loss on securities:
  Unrealized holding loss on investment in Avatex
    arising during period net of tax benefit of $1,132                  (1,698)                --
                                                            ------------------   ------------------
Comprehensive income (loss)                                 $              537   $           (4,793)
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

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Twenty-six         Twenty-six
                                                                        Weeks Ended        Weeks Ended
                                                                      December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------
OPERATING ACTIVITIES
Net income (loss)                                                      $         2,235    $        (4,793)
Adjustments to reconcile net income (loss) to net cash provided by
 (used for) operating activities:
 Items not requiring the outlay of cash:
  Depreciation                                                                   7,712              6,982
  Amortization of video rental tapes                                             3,566              4,073
  Stock option expense                                                             367               --
  Amortization of deferred financing costs and goodwill                            138                210
  Deferred income taxes                                                          1,490               --
  Deferred rent                                                                    414              1,162
  Gain on equity method investment                                                (387)              --
 Changes in assets and liabilities:
  Accounts receivable                                                           (5,646)            (3,404)
  Marketable securities                                                          5,417               --
  Merchandise inventories                                                      (10,723)           (13,992)
  Prepaid expenses                                                                 618              1,146
  Other assets                                                                     164               (898)
  Accounts payable                                                               9,693              7,636
  Accrued expenses and other current liabilities                                (1,025)             1,207
                                                                       ---------------    ---------------
 Net cash provided by (used for) operating activities                           14,033               (671)
                                                                       ---------------    ---------------

INVESTING ACTIVITIES
 Additions to rental videotapes                                                 (3,889)            (4,324)
 Additions to property and equipment                                           (14,831)           (10,299)
 Proceeds on sale of property and equipment                                        113               --
 Investment in Avatex                                                           (1,000)              --
 Loan to Pharmhouse Corp.                                                       (2,000)              --
 Investment in equity securities                                                (2,041)              --
                                                                       ---------------    ---------------
 Net cash used for investing activities                                        (23,648)           (14,623)
                                                                       ---------------    ---------------

FINANCING ACTIVITIES
 Principal payments on long-term debt                                           (1,828)            (1,093)
 Principal payments on capital lease obligations                                (3,518)            (3,510)
 Additions to long-term debt                                                       250               --
 Issuance of common stock                                                           31                280
                                                                       ---------------    ---------------
 Net cash used for financing activities                                         (5,065)            (4,323)
                                                                       ---------------    ---------------

 Decrease in cash and cash equivalents                                         (14,680)           (19,617)
 Cash and cash equivalents, beginning of period                                 44,655             79,847
                                                                       ---------------    ---------------
 Cash and cash equivalents, end of period                              $        29,975    $        60,230
                                                                       ===============    ===============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 for additional disclosures, including a summary of the Company's accounting policies, which have not changed, except as discussed in Note 3. Operating results for the twenty-six weeks ended December 26, 1998 are not necessarily indicative of the results that may be expected for the fifty-three weeks ending July 3, 1999.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Operations and recorded directly to the equity section of an entities statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998 and has elected to include the required items of other comprehensive income in its Condensed Consolidated Statements of Comprehensive Income (Loss).

4.       LITIGATION
         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact of the Company's consolidated financial position or results of operations.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

5.       INVESTMENT IN AVATEX
         During the twenty-six weeks ended December 26, 1998, the Company invested $1,000 to purchase approximately 3.4% of Avatex common stock, bringing its total investment in Avatex to approximately 15.1% of Avatex's total outstanding common stock. This investment is carried at market value as available-for-sale securities. Unrealized losses on these securities are excluded from net income but are included as a comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of January 14, 1999, the quoted market price of Avatex common stock was $1.125 per share as compared to $2.1875 per share at June 27, 1998. To the extent that the Company determines in the future that an other than temporary decline in the common stock value has occurred, the write-down of the investment will be included in the statement of operations.

6.       PROPOSED BUSINESS COMBINATION
         On December 17, 1998 the Company and Pharmhouse Corp. ("Pharmhouse") signed a definitive Agreement and Plan of Merger (the "Merger Agreement"). The definitive terms of the merger are set forth in the Merger Agreement. Under the terms of the Merger Agreement, a subsidiary of the Company will be merged with and into Pharmhouse, which will become a wholly owned subsidiary of the Company, and the common stock of Pharmhouse will be exchanged into the right to receive $3.25 per share in cash (the "Merger"), subject to adjustment as provided in the Merger Agreement.

         In connection with the Merger Agreement the Company has loaned Pharmhouse $2,000 pursuant to a Subordinated Convertible Note Purchase Agreement (the "Loan Agreement"). The definitive terms of the loan are set forth in the Loan Agreement. Such loan is convertible into shares of Pharmhouse common stock under certain circumstances as provided in the Loan Agreement.

         Also in connection with the Merger Agreement, certain stockholders of Pharmhouse entered into Voting and Payment Agreements with the Company, pursuant to which such stockholders agreed, among other things, to vote their shares of Pharmhouse common stock with respect to the Merger in accordance with the recommendation of the Pharmhouse Board of Directors.

         Consummation of the Merger is subject to satisfaction of certain conditions, including (a) approval by shareholders of Pharmhouse, (b) receipt of the necessary regulatory approvals, and (c) other conditions set forth in the Merger Agreement.

         Reference should be made to the Merger Agreement, the Loan Agreement and the Voting and Payment Agreement, copies of which are filed as exhibits to the Company's Form 8-K dated December 17, 1998, for additional disclosures.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended December 26, 1998 versus
    Thirteen Weeks Ended December 27, 1997

Sales for the second quarter of fiscal year 1999 ("Fiscal 1999") increased 1.6% compared to the second quarter of fiscal year 1998 ("Fiscal 1998"). Comparable store sales increased 1.0% from $290,567 for Fiscal 1998 to $293,325 for Fiscal 1999. The increase in comparable store sales was primarily due to a 9.5% increase in comparable pharmacy store sales.

Cost of sales as a percentage of sales was 80.2% in Fiscal 1999, the same as in Fiscal 1998. Reductions in warehouse costs were offset by higher promotional expenses.

Selling, general and administrative expenses as a percentage of sales were 14.7% in Fiscal 1999 compared to 15.7% in Fiscal 1998, a decrease of 1.0% of sales. This decrease was due to lower advertising expenses and pre-opening costs partially offset by higher store wages.

In Fiscal 1998 the Company incurred $234 in executive severance and related costs associated with the resignation of the Company's former Chairman of the Board and Chief Executive Officer.

Depreciation and amortization expense was $5,603 in Fiscal 1999 compared to $5,717 in Fiscal 1998, a decrease of $114. The decrease is the result of lower video tape amortization expense partially offset by depreciation expense on capital expenditures made since the first quarter of Fiscal 1998.

Interest income was $283 in Fiscal 1999 compared to interest income of $666 in Fiscal 1998, a $383 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in Fiscal 1999.

Twenty-six Weeks Ended December 26, 1998 versus
    Twenty-six Weeks Ended December 27, 1997

Sales for the twenty-six weeks ended December 26, 1998 increased 3.3% compared to the twenty-six weeks ended December 27, 1997. Comparable store sales increased 2.5% from $541,561 for the twenty-six weeks ended December 27, 1997 to $555,092 for the twenty-six weeks ended December 26, 1998. The increase in comparable store sales was primarily due to an 8.7% increase in comparable pharmacy store sales and the continued success of the "Super Phar-Mor" store remodel program. Sales for the ten stores which were remodeled into the "Super Phar-Mor" format between the end of the second quarter of fiscal year 1998 and the beginning of the first quarter of fiscal year 1999 increased 10% in the twenty-six weeks ended December 26, 1998 over the comparable period in the prior year.

Cost of sales as a percentage of sales was 80.7% in the twenty-six weeks ended December 26, 1998, the same as in the twenty-six weeks ended December 27, 1997. Improvements in inventory shrinkage were offset by higher promotional expenses.

Selling, general and administrative expenses as a percentage of sales were 15.2% in the twenty-six weeks ended December 26, 1998 compared to 16.0% in the twenty-six weeks ended December 27, 1997. This decrease was due to lower advertising expenses and pre-opening costs partially offset by higher store wages and corporate travel expenses.

In the twenty-six weeks ended December 27, 1997 the Company incurred $5,667 in executive severance and related costs associated with the resignation of the Company's former Chairman of the Board and Chief Executive Officer.

Depreciation and amortization expense was $11,278 in the twenty-six weeks ended December 26, 1998 compared to $11,055 in the twenty-six weeks ended December 27, 1997, an increase of $223. The increase is the result of depreciation on capital expenditures made since the first quarter of Fiscal 1998 partially offset by lower video tape amortization.

Interest income was $771 in the twenty-six weeks ended December 26, 1998 compared to interest income of $1,773 in the twenty-six weeks ended December 27, 1997, a $1,002 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in the twenty-six weeks ended December 26, 1998.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of December 26, 1998 was $29,975. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

On September 11, 1995, the Company entered into the Revolving Credit Facility (the "Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions (collectively, the "Lenders"), that established a credit facility in the maximum amount of $100,000.

Borrowings under the Facility were available for working capital needs and general corporate purposes. Up to $50,000 of the Facility at any time was available for standby and documentary letters of credit. The Facility included restrictions on, among other things, additional debt, capital expenditures, investments, restricted payments and other distributions, mergers and acquisitions, and contained covenants requiring the Company to meet a specified quarterly minimum EBITDA Coverage Ratio (the sum of earnings before interest, taxes, depreciation and amortization, as defined, divided by interest expense), calculated on a rolling four quarter basis, and a monthly minimum net worth test.

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

Advances made under the Amended Facility bear interest at the BABC reference rate plus 1/2% or LIBOR plus 2.00%. Under the terms of the Amended Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

There have been no borrowings under the Amended Facility. Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $84,154 at December 26, 1998.

The Amended Facility expires on September 10, 2001.

Twenty-six weeks ended December 26, 1998

During the twenty-six weeks ended December 26, 1998, the Company's cash position decreased by $14,680. Net cash provided by operating activities was $14,033. The major sources of cash from operating activities were net income of $2,235, depreciation expense of $7,712, amortization of video rental tapes of $3,566, decrease in marketable securities of $5,417 and an increase in accounts payable of $9,693 partially offset by an increase in merchandise inventories of $10,723 and an increase in accounts receivable of $5,646.

Capital expenditures of $14,831, additions to video rental tapes of $3,889, an investment in equity securities of $2,041, an additional $1,000 investment in Avatex and a $2,000 loan to Pharmhouse Corp. were paid for with the Company's excess cash position.

Net cash used for financing activities of $5,065 consisted of principal payments on lease obligations of $3,518 and principal payments on term debt of $1,828 net of proceeds of $250 from the issuance of long-term debt and $31 from the exercise of stock options.

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

Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

On December 17, 1998 the Company and Pharmhouse Corp. signed a definitive Agreement and Plan of Merger. Under the terms of the Merger Agreement, a subsidiary of the Company will be merged with and into Pharmhouse, which will become a wholly owned subsidiary of the Company, and the common stock of Pharmhouse will be exchanged into the right to receive $3.25 per share in cash, subject to adjustment as provided in the Merger Agreement. See "NOTE 6 - Proposed Business Combination of Notes to Condensed Consolidated Financial Statements."

The Company will use its excess cash position and excess availability under the Amended Facility to pay off $26,000 in debt that will be assumed as part of the merger with Pharmhouse.

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

Management believes, based on its assessment of all of its systems, that its purchasing and pharmacy systems pose the greatest risk of disrupting its business if Year 2000 system modifications are not completed in time. Without modification, the Company may not be able to issue purchase orders with delivery dates after December 31, 1999 or dispense prescriptions with refill dates extending beyond December 31, 1999. The Company has developed or is in the process of developing contingency plans that include manually performing work in place of affected systems and the renting of back-up systems.

Many of the Company's systems are Year 2000 compliant, or have been scheduled for replacement in the Company's on-going systems plans. As of December 26, 1998, the Company has incurred approximately $650 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 compliance are currently estimated to be approximately $400 with the majority expected to be incurred by the end of Fiscal 1999. The Company has accelerated by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system is Year 2000 compliant. The Company's target date for completing its Year 2000 modifications is April 30, 1999, including additional testing and refinements to identify the systems planned for 1999. These expenditures are not expected to have a material impact on the Company's operating results, liquidity and capital resources.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about an Enterprise and Related Information," in February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" and in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management does not believe the adoption of any of these standards will have a material effect on its financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on October 30, 1998. The Company received proxies from holders of 11,009,346 shares of the Company's common stock which constituted more than a majority of all shares issued and outstanding (12,248,065 shares) at the close of business on September 25, 1998. The holders of at least 10,909,936 shares of common stock voted for the election of Arthur G. Rosenberg and John D. Shulman as directors of the Corporation to hold office for three years until the 2001 Annual Meeting and until their successors are duly elected and qualified or until their resignation or removal.

                  The second proposal was for the appointment of the firm of Deloitte & Touche LLP to be the Company's independent accountants for the fiscal year ending July 3, 1999. The proposal passed as follows: 10,909,283 shares in favor; and 95,963 shares against.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 15.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 26, 1998


          Date of Report      Date of Filing                Description
          --------------      --------------                -----------
         December 17, 1998   December 22, 1998      Agreement and Plan of Merger
                                                    between the Company and
                                                    Pharmhouse Corp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  February 5, 1999         By:/s/ Sankar Krishnan
                                   ---------------------------------------------
                                       Sankar Krishnan
                                       Senior Vice President and Chief Financial
                                         Officer



Date:  February 5, 1999         By:/s/ John R. Ficarro
                                   ---------------------------------------------
                                       John R. Ficarro
                                       Senior Vice President and Chief
                                         Administrative Officer

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

*3.1          Amended and Restated Articles of Incorporation

**3.2         Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2          Warrant Agreement dated September 11, 1995 between Phar-Mor,  Inc.
              and Society National Bank

***10.1 Loan and Security Agreement, dated as of September 10, 1998, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc., LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc., and Phar-Mor of Wisconsin, Inc.

27            Financial Data Schedule
-----------------------------------------------------------------
*             Previously  filed in connection with the filing of Phar-Mor's Form
              10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on November 2, 1998