Form 10-Q
period 1999-03-27
PHAR MOR INC
filed 1999-05-11
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X    Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---------Exchange Act of 1934

         For the quarterly  period ended March 27, 1999
         Commission  File Number 0-27050
                                 -------

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

As of May 05, 1999, 12,240,865 shares of the registrant's common stock were outstanding.

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 27, 1999


                                    I N D E X


                                                                            Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of March 27, 1999 and
              June 27, 1998                                                    3

              Condensed  Consolidated   Statements  of  Operations  for  the
              Thirteen Weeks Ended March 27, 1999 and March 28, 1998           4

              Condensed  Consolidated   Statements  of  Operations  for  the
              Thirty-nine Weeks Ended March 27, 1999 and March 28, 1998        5

              Condensed  Consolidated  Statements  of  Comprehensive  Income
              (Loss) for the  Thirteen  Weeks Ended March 27, 1999 and March
              28, 1998                                                         6

              Condensed  Consolidated  Statements  of  Comprehensive  Income
              (Loss) for the  Thirty-nine  Weeks  Ended  March 27,  1999 and
              March 28, 1998                                                   7

              Condensed  Consolidated  Statements  of  Cash  Flows  for  the
              Thirty-nine Weeks Ended March 27, 1999 and March 28, 1998        8

              Notes to Condensed Consolidated Financial Statements             9

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Part II: Other Information

         Item 1.  Legal Proceedings                                           15
         Item 2.  Changes in Securities                                       15
         Item 3.  Defaults Upon Senior Securities                             15
         Item 4.  Submission of Matters to a Vote of Security Holders         15
         Item 5.  Other Information                                           15
         Item 6.  Exhibits and Reports on Form 8-K                            15
         Signatures                                                           16
         Exhibit Index                                                        17



                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                                    (Unaudited)
                                                                           March 27,       June 27,
                                                                             1999            1998
                                                                         ------------    ------------
Current assets:
 Cash and cash equivalents                                               $     17,020    $     44,655
 Marketable securities                                                          3,469           9,065
 Accounts receivable - net                                                     23,129          20,927
 Merchandise inventories                                                      226,676         176,069
 Prepaid expenses and other current assets                                      2,420           2,703
                                                                         ------------    ------------
     Total current assets                                                     272,714         253,419

Property and equipment - net                                                   93,534          75,512
Goodwill                                                                       16,500           1,667
Deferred tax asset                                                              8,143           9,281
Investments                                                                     7,301           4,275
Investment in Avatex                                                            1,694           3,525
Other assets                                                                    5,402           1,776
                                                                         ------------    ------------

     Total assets                                                        $    405,288    $    349,455
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                        $    106,796    $     67,091
 Accrued expenses and other current liabilities                                40,160          39,316
 Current portion of long-term debt and capital lease obligations               10,127          10,327
                                                                         ------------    ------------
     Total current liabilities                                                157,083         116,734

Long-term debt and capital lease obligations                                  123,900         130,993
Revolving credit facility                                                      20,050            --
Long-term self insurance reserves                                               7,348           7,680
Deferred rent and unfavorable lease liability - net                            11,649          11,074
                                                                         ------------    ------------
     Total liabilities                                                        320,030         266,481
                                                                         ------------    ------------

Commitments and contingencies

Minority interests                                                                535             535
                                                                         ------------    ------------

Stockholders' equity:
 Preferred stock                                                                 --              --
 Common stock                                                                     122             122
 Additional paid-in capital                                                    90,007          89,976
 Stock options outstanding                                                      1,951           1,401
 Unrealized loss on investment in Avatex, net of related tax
  effect (2,174) of $1,131 and $0, respectively                                (2,174)           (475)
 Retained deficit                                                              (5,183)         (8,585)
                                                                         ------------    ------------
     Total stockholders' equity                                                84,723          82,439
                                                                         ------------    ------------

     Total liabilities and stockholders' equity                          $    405,288    $    349,455
                                                                         ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                           Thirteen        Thirteen
                                                                          Weeks Ended     Weeks Ended
                                                                        March 27, 1999   March 28,1998
                                                                         ------------    ------------
Sales                                                                    $    290,928    $    277,319

Less:
 Cost of goods sold, including occupancy and
  distribution costs                                                          235,910         223,696
 Selling, general and administrative expenses                                  44,482          44,236
 Chief Executive Officer severance expenses                                      --               720
 Loss on disposal of equipment                                                   --             4,615
 Depreciation and amortization                                                  5,992           5,463
                                                                         ------------    ------------

Income (loss) from operations before interest expense,
 interest income, investment income and income taxes                            4,544          (1,411)

Interest expense                                                               (3,877)         (4,194)
Interest income                                                                   797             839
Investment income                                                                 483              54
                                                                         ------------    ------------
Income (loss) before income taxes                                               1,947          (4,712)

Income taxes                                                                      780            --
                                                                         ------------    ------------
Net Income (loss)                                                        $      1,167    $     (4,712)
                                                                         ============    ============

Basic income (loss) per common share                                     $        .10    $       (.39)
                                                                         ============    ============
Diluted income (loss) per common share                                   $        .09    $       (.39)
                                                                         ============    ============

Weighted average number of basic common shares outstanding                 12,240,865      12,229,071
Weighted average number of diluted common shares outstanding               12,317,051      12,229,071


The accompanying notes are an integral part of these condensed consolidated financial statements.



                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                          Thirty-nine     Thirty-nine
                                                                          Weeks Ended     Weeks Ended
                                                                        March 27, 1999   March 28, 1998
                                                                         ------------    ------------
Sales                                                                    $    857,329    $    825,863

Less:
 Cost of goods sold, including occupancy and
  distribution costs                                                          692,792         666,118
 Selling, general and administrative expenses                                 130,681         131,834
 Chief Executive Officer severance expenses                                      --             6,387
 Loss on disposal of equipment                                                   --             4,615
 Depreciation and amortization                                                 17,270          16,518
                                                                         ------------    ------------

Income from operations before interest expense,
 interest income, investment (loss) income and income taxes                    16,586             391

Interest expense                                                              (11,761)        (12,562)
Interest income                                                                 1,568           2,612
Investment (loss) income                                                         (721)             54
                                                                         ------------    ------------

Income (loss) before income taxes                                               5,672          (9,505)

Income taxes                                                                    2,270            --
                                                                         ------------    ------------

Net income (loss)                                                        $      3,402    $     (9,505)
                                                                         ============    ============

Basic income (loss) per common share                                     $        .28    $       (.78)
                                                                         ============    ============
Diluted income (loss) per common share                                   $        .28    $       (.78)
                                                                         ============    ============

Weighted average number of basic common shares outstanding                 12,240,517      12,184,541
Weighted average number of diluted common shares outstanding               12,306,320      12,184,541


The accompanying notes are an integral part of these condensed consolidated financial statements.


                         PHAR-MOR, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                                           Thirteen         Thirteen
                                                                          Weeks Ended     Weeks Ended
                                                                        March 27, 1999   March 28, 1998
                                                                         ------------    ------------
Net income (loss)                                                        $      1,167    $     (4,712)

Other comprehensive loss:
 Unrealized loss on securities:
  Unrealized holding loss on investment in Avatex
   arising during period                                                           (1)           --
Comprehensive income (loss)                                              $      1,166    $     (4,712)
                                                                         ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                         PHAR-MOR, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                                          Thirty-nine     Thirty-nine
                                                                          Weeks Ended     Weeks Ended
                                                                        March 27, 1999   March 28, 1998
                                                                         ------------    ------------
Net income (loss)                                                        $      3,402    $     (9,505)

Other comprehensive loss:
 Unrealized loss on securities:
  Unrealized holding loss on investment in Avatex
   arising during period net of tax benefit of $1,131                          (1,699)           --
                                                                         ------------    ------------
Comprehensive income (loss)                                              $      1,703    $     (9,505)
                                                                         ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Thirty-nine     Thirty-nine
                                                                          Weeks Ended     Weeks Ended
                                                                        March 27, 1999   March 28, 1998
                                                                         ------------    ------------
OPERATING ACTIVITIES
 Net income (loss)                                                       $      3,402    $     (9,505)
 Adjustments  to  reconcile  net  income  (loss) to net
  cash used for operating activities:
  Items not requiring the outlay of cash:
   Depreciation                                                                11,813          10,470
   Amortization of video rental tapes                                           5,374           6,048
   Loss on disposal of equipment                                                 --             4,615
   Stock option expense                                                           549           1,218
   Amortization of deferred financing costs and goodwill                          183             315
   Deferred income taxes                                                        2,270            --
   Deferred rent                                                                 (483)           (438)
   Gain on equity method investment                                              (735)           --
  Changes in assets and liabilities:
   Accounts receivable                                                           (586)         (4,429)
   Marketable securities                                                        5,596         (11,546)
   Merchandise inventories                                                    (15,271)        (14,832)
   Prepaid expenses                                                               586             511
   Other assets                                                                   (21)           (516)
   Accounts payable                                                            (5,711)          9,428
   Accrued expenses and other current liabilities                              (9,960)         (4,245)
                                                                         ------------    ------------
 Net cash used for operating activities                                        (2,994)        (12,906)
                                                                         ------------    ------------

INVESTING ACTIVITIES
 Additions to rental videotapes                                                (6,000)         (6,377)
 Additions to property and equipment                                          (18,631)        (14,539)
 Proceeds on sale of property and equipment                                       110            --
 Investment in Avatex                                                          (1,000)           --
 Investment in Pharmhouse Corp., net of $3,292 cash acquired                   (4,608)           --
 Investment in equity securities                                               (2,291)           --
                                                                         ------------    ------------
 Net cash used for investing activities                                       (32,420)        (20,916)
                                                                         ------------    ------------

FINANCING ACTIVITIES
 Borrowings under revolving credit facility                                    20,050            --
 Principal payments on long-term debt                                         (28,959)         (1,694)
 Principal payments on capital lease obligations                               (5,280)         (5,399)
 Bank overdrafts                                                               21,687            --
 Additions to long-term debt                                                      250            --
 Issuance of common stock                                                          31             574
                                                                         ------------    ------------
 Net cash provided by (used for) financing activities                           7,779          (6,519)
                                                                         ------------    ------------

 Decrease in cash and cash equivalents                                        (27,635)        (40,341)
 Cash and cash equivalents, beginning of period                                44,655          79,847
                                                                         ------------    ------------
 Cash and cash equivalents, end of period                                $     17,020    $     39,506
                                                                         ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 for additional disclosures, including a summary of the Company's accounting policies, which have not changed, except as discussed in Note 3. Operating results for the thirty-nine weeks ended March 27, 1999 are not necessarily indicative of the results that may be expected for the fifty-three weeks ending July 3, 1999.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Consolidated Statement of Operations and recorded directly to the equity section of an entities statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998 and has elected to include the required items of other comprehensive income in its Condensed Consolidated Statements of Comprehensive Income (Loss).

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

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

5.       INVESTMENT IN AVATEX
         During the thirty-nine weeks ended March 27, 1999, the Company invested $1,000 to purchase approximately 3.4% of Avatex common stock, bringing its total investment in Avatex to approximately 15.1% of Avatex's total outstanding common stock. This investment is carried at market value as available-for-sale securities. Unrealized losses on these securities are excluded from net income but are included as a comprehensive income
         (loss) in the Condensed Consolidated Statements of Comprehensive Income
         (Loss). As of March 27, 1999, the quoted market price of Avatex common stock was $.812 per share as compared to $2.1875 per share at June 27, 1998. To the extent that the Company determines in the future that an other than temporary decline in the common stock value has occurred, the write-down of the investment will be included in the Consolidated Statement of Operations.

6.       BUSINESS COMBINATION
         On March 15, 1999, Phar-Mor, Inc. ("Phar-Mor") completed the merger of its wholly owned subsidiary Pharmacy Acquisition Corp. ("PAC") with and into Pharmhouse Corp. ("Pharmhouse"), pursuant to the Agreement and Plan of Merger dated as of December 17, 1998 among Phar-Mor, PAC and Pharmhouse (the "Merger Agreement"). As a result of the merger Pharmhouse became a wholly owned subsidiary of Phar-Mor. In addition, subject to the terms of the Merger Agreement, each share of the common stock of Pharmhouse was converted into the right to receive $2.88 per share in cash (the "Merger").

         Phar-Mor and PAC financed the payment of the purchase price and all other fees and expenses associated with the Merger through cash from operations and from borrowings under the Company's revolving credit facility.

         The Merger was accounted for under the purchase method of accounting. The results of operations of Pharmhouse from March 16, 1999 through March 27, 1999 have been included in the Condensed Consolidated Statements of Operations for both the thirteen and thirty-nine weeks ended March 27, 1999. The total purchase price payable in connection with the Merger was approximately $34.2 million, consisting of $7.5 million in cash and the assumption of $26.7 million in debt. Goodwill is being amortized using the straight-line method over a period of 25 years. The fair value of the assets acquired and liabilities assumed was as follows:

               Identifiable assets acquired             $54,962
               Liabilities assumed                      (61,954)
               Goodwill                                  14,866
                                                        -------
               Cash paid                                 $7,874
                                                        =======

         The following supplemental pro forma information is presented as though the companies combined at the beginning of the respective periods:

                                                         Thirty-nine weeks        Thirty-nine weeks
                                                        ended March 27, 1999     ended March 28, 1998
                                                        --------------------     --------------------
               Sales                                    $            988,012     $            972,605
                                                        ====================     ====================
               Net loss                                 $             (3,074)    $            (13,549)
                                                        ====================     ====================
               Basic and diluted loss per common share  $               (.25)    $              (1.11)
                                                        ====================     ====================

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)



On March 15, 1999, Phar-Mor, Inc. ("Phar-Mor") completed the merger of its wholly owned subsidiary Pharmacy Acquisition Corp. ("PAC") with and into Pharmhouse Corp. ("Pharmhouse"), pursuant to the Agreement and Plan of Merger dated as of December 17, 1998 among Phar-Mor, PAC and Pharmhouse (the "Merger Agreement"). As a result of the merger Pharmhouse became a wholly owned subsidiary of Phar-Mor. In addition, subject to the terms of the Merger Agreement, each share of the common stock of Pharmhouse was converted into the right to receive $2.88 per share in cash (the "Merger"). The total purchase price payable in connection with the Merger was approximately $34,200, consisting of $7,500 in cash and the assumption of $26,700 in debt. See "NOTE 6
- Business Combination of Notes to Condensed Consolidated Financial Statements."

The Company used its excess cash position and excess availability under its revolving credit facility to pay off $26,700 in debt that was assumed as part of the merger with Pharmhouse.

Pharmhouse operates 32 discount drug stores in eight mid-Atlantic and New England states under the names "Pharmhouse" and "Rx Place" and has annual revenues of approximately $200 million.

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended March 27, 1999 versus
    Thirteen Weeks Ended March 28, 1998

Sales for the third quarter of fiscal year 1999 ("Fiscal 1999") increased 4.9% compared to the third quarter of fiscal year 1998 ("Fiscal 1998"). Comparable store sales increased 2.5% from $272,780 for Fiscal 1998 to $279,489 for Fiscal 1999. The increase in comparable store sales was primarily due to an 12.0% increase in comparable pharmacy store sales and the continued success of the "Super Phar-Mor" store remodel program. Sales for the eleven stores which were remodeled into the "Super Phar-Mor" format between the end of the third quarter of Fiscal 1998 and the beginning of the third quarter of fiscal year 1999 increased 13.7% in the thirteen weeks ended March 27, 1999 over the comparable period in the prior year. Approximately $6,000 of sales for the 32 Pharmhouse and Rx Place stores was included in the thirteen weeks ended March 27, 1999.

Cost of sales as a percentage of sales was 81.1% in Fiscal 1999, compared to 80.7% in Fiscal 1998. Lower vendor allowances and higher occupancy costs were partially offset by a $2,505 partial settlement received from a class action lawsuit against pharmaceutical manufacturers, related to certain product overcharges to retailers.

Selling, general and administrative expenses as a percentage of sales were 15.3% in Fiscal 1999 compared to 16.0% in Fiscal 1998, a decrease of 0.7% of sales. This decrease was due to lower advertising expenses and lower professional fee expenses.

In Fiscal 1998 the Company incurred $720 in executive severance and related costs associated with the resignation of the Company's former Chairman of the Board and Chief Executive Officer.

In Fiscal 1998 the Company recorded a charge of $4,615 for the write-off of the Company's mainframe computer and other equipment which was replaced during the third quarter of Fiscal 1998 with the latest technology IBM mainframe computer equipment.

Depreciation and amortization expense was $5,992 in Fiscal 1999 compared to $5,463 in Fiscal 1998, an increase of $529. The increase is the result of higher video rental tape amortization expense, depreciation expense on capital expenditures made since the second quarter of Fiscal 1998 and the inclusion of twelve days depreciation and amortization expense from Pharmhouse.

Interest income was $797 in Fiscal 1999 compared to interest income of $839 in Fiscal 1998, a $42 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in Fiscal 1999.

Thirty-nine Weeks Ended March 27, 1999 versus
    Thirty-nine Weeks Ended March 28, 1998

Sales for the thirty-nine weeks ended March 27, 1999 increased 3.8% compared to the thirty-nine weeks ended March 28, 1998. Comparable store sales increased 2.6% from $808,278 for the thirty-nine weeks ended March 28, 1998 to $828,905 for the thirty-nine weeks ended March 27, 1999. The increase in comparable store sales was primarily due to an 9.7% increase in comparable pharmacy store sales. Approximately $6,000 of sales for the 32 Pharmhouse and Rx Place stores was included in the thirty-nine weeks ended March 27, 1999.


Cost of sales as a percentage of sales was 80.8% in the thirty-nine weeks ended March 27, 1999, Compared to 80.7% in the thirty-nine weeks ended March 28, 1998. The settlement from the pharmaceutical manufacturers lawsuit and lower warehousing costs were offset by higher promotional expenses and higher occupancy costs.

Selling, general and administrative expenses as a percentage of sales were 15.2% in the thirty-nine weeks ended March 27, 1999 compared to 16.0% in the thirty-nine weeks ended March 28, 1998. This decrease was due to lower advertising expenses and corporate professional fees partially offset by higher corporate travel expenses.

In the thirty-nine weeks ended March 28, 1998 the Company incurred $6,387 in executive severance and related costs associated with the resignation of the Company's former Chairman of the Board and Chief Executive Officer.

Depreciation and amortization expense was $17,270 in the thirty-nine weeks ended March 27, 1999 compared to $16,518 in the thirty-nine weeks ended March 28, 1998, an increase of $752. The increase is the result of depreciation on capital expenditures made since the second quarter of Fiscal 1998 partially offset by lower video rental tape amortization.

Interest income was $1,568 in the thirty-nine weeks ended March 27, 1999 compared to interest income of $2,612 in the thirty-nine weeks ended March 28, 1998, a $1,044 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in the thirty-nine weeks ended March 27, 1999.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of March 27, 1999 was $17,020. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

The Company had outstanding borrowings of $20,050 under the Amended Facility as of March 27, 1999. Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $75,941 at March 27, 1999.

On March 15, 1999 the Amended Facility was amended to include Pharmhouse as a borrower and to extend the term of the Amended Facility to March 14, 2002.

Thirty-nine weeks ended March 27, 1999

During the thirty-nine weeks ended March 27, 1999, the Company's cash position decreased by $27,635. Net cash used for operating activities was $2,994. The major sources of cash from operating activities were net income of $3,402, depreciation expense of $11,813, amortization of video rental tapes of $5,374 and a decrease in marketable securities of $5,596 offset by an increase in merchandise inventories of $15,271, a decrease in accrued expenses and other current liabilities of $9,960 and a decrease in accounts payable of $5,711.

Capital expenditures of $18,631, additions to video rental tapes of $6,000, the cash expended in the purchase of Pharmhouse of $4,608, an investment in equity securities of $2,291 and an additional $1,000 investment in Avatex were paid for with the Company's excess cash position and borrowings under the Company's revolving credit facility.

Net cash provided by financing activities of $7,779 consisted of borrowings under the revolving credit facility of $20,050 and bank overdrafts of $21,687 partially offset by principal payments on long-term debt including the Pharmhouse debt assumed of $28,959 and principal payments on capital lease obligations of $5,280.

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

Most of the Company's systems are Year 2000 compliant, or have been scheduled for replacement in the Company's on-going systems plans. As of March 27, 1999, the Company has incurred approximately $650 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 compliance are currently estimated to be approximately $400 with the majority expected to be incurred by the end of Fiscal 1999. The Company has accelerated by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system is Year 2000 compliant. The Company's target date for completing its Year 2000 modifications is June 30, 1999, including additional testing and refinements to identify the systems planned for 1999. These expenditures are not expected to have a material impact on the Company's operating results, liquidity and capital resources.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         See Exhibit Index on page 18.

    (b)  Reports on Form 8-K

         The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 27, 1999


         Date of Report       Date of Filing              Description
         --------------       --------------       ----------------------------
         March 15, 1999       March 15, 1999       Completion of acquisition of
                                                   Pharmhouse Corp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  May 11, 1999                    By:   /s/ Sankar Krishnan
                                             -----------------------------------
                                                 Sankar Krishnan
                                                 Senior Vice President and Chief
                                                   Financial Officer



Date:  May 11, 1999                    By:   /s/ John R. Ficarro
                                             -----------------------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                   Administrative Officer

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

27             Financial Data Schedule
--------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on November 2, 1998