Form 10-K405
period 1999-07-03
PHAR MOR INC
filed 1999-09-30
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
- -------- Exchange Act of 1934 For the fiscal year ended July 3, 1999 Commission File Number 0-27050
                     -------

         Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
- ---------Exchange Act of 1934 For the transition period from ________ to _______

                                 PHAR-MOR, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                         25-1466309
- -------------------------------------------------           --------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                     Identification No.)


          20 Federal Plaza West, Youngstown, Ohio            44501-0400
- -------------------------------------------------           --------------------
          (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code:          (330) 746-6641
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
                                            YES     X         No
                                                  ------           ------

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 20, 1999 was $64,264,541 (based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System on such date).

As of close of business on September 20, 1999, 12,240,865 shares of the Registrant's Common Stock were outstanding.

PART I

Item 1.  Business

Introduction

         Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine, tobacco, soft drinks, video rental and seasonal and other general merchandise. As of July 3, 1999, the Company operated 139 stores in 24 states under the names of Phar-Mor, Rx Place and Pharmhouse. Approximately 55% of the Company's stores are located in New York, New Jersey, Pennsylvania and Ohio, and approximately 22% are located in Virginia, West Virginia, North Carolina and South Carolina. The Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of July 3, 1999.

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

History

         Phar-Mor was founded in 1982 as a division of a subsidiary of the Giant Eagle, Inc. supermarket chain. The initial Phar-Mor concept was built on the premise that a drugstore offering additional, and at times unexpected, categories of merchandise could attract customers by featuring low prices made possible by acquiring inventory at relatively low cost through deal purchases of overstock, odd lot, discontinued, large unit size or slow-moving merchandise from manufacturers and distributors. The Company grew, rapidly expanding from 12 stores in August 1985 to 311 stores in August 1992. Store size also grew dramatically, increasing from an average of approximately 31,000 square feet in 1986 to approximately 58,500 square feet in 1992. Phar-Mor's rapid growth was mirrored by apparent extraordinary financial success.

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

         The Company emerged from bankruptcy on September 11, 1995, the effective date (the "Effective Date") of Phar-Mor's Chapter 11 plan of reorganization (the "Plan of Reorganization") with a new President and Chief Operating Officer, Chief Financial Officer and Vice President and Corporate Controller hired after the Petition Date to replace those responsible for the fraud.

         During the pendency of the Chapter 11 bankruptcy cases of pre-reorganized Phar-Mor and its subsidiaries (the "Chapter 11 Cases"), new management analyzed the performance and prospects of each store to identify a core group of high volume, profitable and geographically concentrated stores that would serve as the basis of reorganized Phar-Mor. Based on this analysis, Phar-Mor closed 209 stores in five stages: 54 stores between October 1992 and December 1992, 34 stores between March 1993 and June 1993, 55 stores in July 1993, 25 stores in October 1994 and 41 stores in July 1995, thereby reducing the number of stores from 311 in September 1992 to 102 stores as of September 1995.

         The Company also implemented a series of fundamental changes designed to achieve operating profitability and to position Phar-Mor for future growth. Following the Petition Date, Phar-Mor reduced the number of warehouses; introduced POS scanning in all stores; installed a new pharmacy software system; installed a warehouse logistics system; installed a state of the art mainframe
computer;   developed  an  EDI  ordering  and  invoicing  system;  developed  an electronic store merchandise receiving system; and reduced the number of corporate personnel by 75%.

         In connection with the Company's Plan of Reorganization and its emergence from bankruptcy, the Company restructured its debt obligations and converted approximately $855 million of debt into equity. The Company also entered into a three-year, $100 million revolving credit facility (the "Revolving Credit Facility").

         On March 15, 1999, the Company completed the merger of its wholly owned subsidiary Pharmacy Acquisition Corp. ("PAC") with and into Pharmhouse Corp. ("Pharmhouse"), pursuant to the Agreement and Plan of Merger dated as of December 17, 1998 among Phar-Mor, PAC and Pharmhouse (the "Merger Agreement"). As a result of the merger Pharmhouse became a wholly owned subsidiary of Phar-Mor. In addition, subject to the terms of the Merger Agreement, each share of the common stock of Pharmhouse was converted into the right to receive $2.88 per share in cash (the "Merger"). The total purchase price payable in connection with the Merger was approximately $34.2 million, consisting of $7.5 million in cash and the assumption of $26.7 million in debt.

         The Company used its excess cash position and excess availability under its Revolving Credit Facility to pay off $26.7 million in debt that was assumed as part of the merger with Pharmhouse.

         Pharmhouse operated 32 discount drug stores in eight mid-Atlantic and New England states under the names "Pharmhouse" and "Rx Place" and had annual revenues of approximately $200 million.

Operations

         Typically, stores are open 95 hours per week; pharmacies are typically open 77 hours per week. The average store has approximately 50 employees, including a store manager and department managers, a pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 6,643 employees at July 3, 1999. Approximately 302 warehouse and distribution center employees in Youngstown are members of the Teamsters Union under a contract which expires March 4, 2000. Seventy-five employees at the Company's Niles, Ohio store are members of the United Food and Commercial Workers Union under a contract which expires October 12, 2000.

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

         The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within a radius of between five and seven miles. On average during the fiscal year ended July 3, 1999 ("Fiscal Year 1999"), each store served approximately 10,600 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

         Company stores accept payment in cash, check, credit cards, debit cards and payment from third-party providers of prescription services.

         The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities are centrally directed from Phar-Mor's corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. McKesson HBOC, Inc. ("McKesson"), a pharmaceutical distributor, accounted for approximately 26% of the Company's purchases during Fiscal Year 1999. During Fiscal Year 1999, no other single vendor accounted for more than 10% of the Company's purchases. Substantially all of the products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

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

         Phar-Mor introduced the "Super Phar-Mor" concept during Fiscal Year 1997. In approximately 10,000 to 15,000 square feet, each "Super Phar-Mor" offers a variety of grocery items, including fresh, frozen, and refrigerated foods. The Company incorporated this concept into 8 stores during Fiscal Year 1999 bringing the total number of "Super Phar-Mor" stores to 31. The concept has been well received by customers and has improved overall sales in each such store. The Company plans to incorporate the "Super Phar-Mor" concept into 11 stores scheduled to be remodeled during the fiscal year ending July 1, 2000 ("Fiscal Year 2000"). During Fiscal Years 1997, 1998 and 1999, the Company also undertook a plan to remodel certain stores unable to accommodate the fresh, frozen and refrigerated foods included in the "Super Phar-Mor" concept due to their small size. This "four-wall" remodeling program includes remerchandising the stores to provide a more convenient shopping experience by creating product adjacencies; adding new and color coded decor and enhancing signage throughout the store; and further enhancing the "store within a store" idea with its signature departments. The Company has completed eleven of the "four-wall" remodel projects. The Company plans to complete 12 "four-wall" remodels in Fiscal Year 2000.

Sales

         The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drugstores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In Fiscal Year 1999, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, over-the-counter drugs, health and beauty care products, cosmetics and greeting cards) averaged approximately $6.1 million per store and all other merchandise averaged $4.7 million per store in its 107 Phar-Mor stores. The Company generated approximately $688.8 million in traditional drugstore product revenues and approximately $517.7 million in revenues from the sale of groceries and general merchandise in all its stores in Fiscal Year 1999.

         Set forth below is the percentage of sales by principal category of products for the continuing stores for the last three fiscal years.


                                                                   Fiscal Year Ended
                                                                   -----------------

                                                     July 3, 1999    June 27, 1998    June 28, 1997
                                                     ------------    -------------    -------------
Category

Prescription, Health and
  Beauty Care Products,
  Cosmetics and Greeting Cards                              57.1%            56.7%            57.0%
All Other Merchandise                                       42.9%            43.3%            43.0%


         The Company's business is seasonal to a certain extent. The highest volume of sales and net income usually occur in the second fiscal quarter (generally October, November and December). The following table summarizes the Company's sales by quarter during Fiscal Year 1999.


                    Sales by Quarter During Fiscal Year 1999
                              (107 Phar-Mor stores)
                                                                   Percentage of
                                                                    Total Sales
                                                                    -----------

                                  First Quarter (13 weeks)               23.3%
                                  Second Quarter (13 weeks)              25.7%
                                  Third Quarter (13 weeks)               24.6%
                                  Fourth Quarter (14 weeks)              26.4%
                                                                      --------
                                                                        100.0%
                                                                      ========


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

         Phar-Mor does not attempt to compete against mass merchant discounters solely on the basis of price. In traditional drugstore lines, particularly health and beauty care products and greeting cards, Phar-Mor offers broader product selection than mass merchant discounters. Mass merchant discounters generally are unwilling to allocate as much display space as Phar-Mor devotes to these categories. The merchandising changes Phar-Mor has implemented, including the creation of "signature" departments in dedicated aisle space with distinguishing signage, such as health and beauty care products, cosmetics, video rentals, groceries, perishable foods in certain stores and "The Card Shop," "Pet Place," "One Stop Baby Shop," and "Vitamin World," are designed in part to distinguish Phar-Mor from mass merchant discounters and to increase its strength in areas in which Phar-Mor's management believes such merchants do not excel.

Capital Expenditures

         The Company's most significant capital needs are for seasonal purchases of inventories, technological improvements and remerchandising and remodeling of existing stores.

         The Company's capital expenditures totaled $24.0 million in Fiscal Year 1999, including $3.4 million for the construction of new stores, $8.4 million for remodeling existing stores, and $8.5 million for corporate and store information systems. The Company anticipates spending approximately $16.9 million for capital expenditures in Fiscal Year 2000, including costs of remodeling 23 additional stores and opening two new stores.

Real Estate and Growth

         The Company opened two new stores in Fiscal Year 1999, and plans to open two new stores in Fiscal Year 2000. Expansion in the near future by the construction of new stores is expected to be minimal and in existing or contiguous markets in the Company's core areas of New York, New Jersey, Pennsylvania and Ohio. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing utilization of existing supervisory and managerial staff.

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

Item 2.  Properties.

         As of July 3, 1999, the Company operated 139 stores in 24 states. Approximately 55% of Phar-Mor's stores are located in New York, New Jersey, Pennsylvania and Ohio and approximately 22% are located in Virginia, West Virginia, North Carolina and South Carolina. The following is a breakdown by state of the locations of the Company's stores.

                     Alabama          1             Missouri          1
                     Colorado         2             New Jersey       12
                     Connecticut      1             New York          8
                     Florida          5             North Carolina    9
                     Georgia          3             Ohio             17
                     Illinois         4             Oklahoma          1
                     Indiana          3             Pennsylvania     40
                     Iowa             2             Rhode Island      2
                     Kansas           1             South Carolina    4
                     Kentucky         1             Virginia         14
                     Maryland         1             West Virginia     4
                     Massachusetts    2             Wisconsin         1


         As of July 3, 1999, 138 of the Company's stores were leased. The Company owns the land and building of its retail store in Winchester, Virginia. All store leases are long-term; the original terms of 106 leases and the original terms plus options of thirteen leases expire on or before December 31, 2009. The remaining stores have longer lease terms. Most stores are located adjacent to or near shopping centers or are part of strip centers. Some stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A proto-typical store now includes approximately 40,000 square feet of sales space and 10,000 square feet of storage area and ample off-street parking. The stores are designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases.

         The Company operates a distribution center in Youngstown, Ohio which it leases. This center delivered approximately 47% of all merchandise to the stores in Fiscal Year 1999, primarily using contract carriers. The balance of the products were delivered directly to the Company's stores by vendors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 1999, through the solicitation of proxies or otherwise.





                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock, par value $.01 per share (the "Common Stock"), is included for quotation on the NASDAQ National Market under the symbol "PMOR." High and low prices of the Common Stock are shown in the table below:

                                         Fiscal Year 1999    Fiscal Year 1998
                                         ----------------    ----------------
                                           High      Low       High       Low
                                           ----      ---       ----       ---
         1st Quarter.....................$11 1/4    $6 1/8    $7 3/4     $6 1/8
         2nd Quarter.....................  8 15/16   5 1/4     9 5/8      6 3/8
         3rd Quarter.....................  8 3/4     5 1/2    11 3/4      8
         4th Quarter.....................  6 7/8     4 1/16   11 11/16    8 3/8

         As of September 20, 1999, there were 2,904 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings for future operations and expansion of its business. In addition, the indenture pursuant to which the Company's senior notes were issued and the Company's amended revolving credit facility(the "Amended Revolving Credit Facility") restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.


                                                        (In thousands except per share data)
                              --------------------------------------------------------------------------------------
                              53 Weeks       52 Weeks      52 Weeks       43 Weeks        9 Weeks         52 Weeks
                                Ended          Ended         Ended          Ended          Ended            Ended
                               July 3,        June 27,      June 28,       June 29,      September 2,       July 1,
                                1999           1998          1997           1996            1995            1995(b)
                                ----           ----          ----           ----            ----            -------

Net sales                  $ 1,206,539    $ 1,100,851    $ 1,074,828    $   874,284  | $   181,968       $ 1,412,661
                                                                                     |
(Loss) income from                                                                   |
 continuing operations          (1,592)        (8,830)        (2,281)         2,526  |     (10,389)(a)       (53,144)(c)
                                                                                     |
Diluted (loss) income                                                                |
 per share from                                                                      |
 continuing operations            (.13)          (.72)          (.19)           .21  |        (.19)             (.98)
                                                                                     |
                                As of          As of          As of          As of           As of             As of
                               July 3,        June 27,       June 28,       June 29,       September 2,       July 1,
                                 1999           1998          1997            1996            1995             1995
                                 ----           ----          ----            ----            ----             ----
                                                                                                         |
Total assets                   410,537        349,455        362,605        363,463        390,207       |   531,332
                                                                                                         |
Long-term debt & capital                                                                                 |
 leases                        142,947        130,993        140,213        149,163        151,047       |      --
                                                                                                         |
Liabilities subject to                                                                                   |
 settlement                         -              -              -              -              -        | 1,154,959
                                                                                                         |

Note: In accordance with fresh-start reporting, reorganization value was used to record the assets and liabilities of the Company at September 2, 1995. Accordingly, the selected consolidated financial data as of July 1, 1995 and for the nine weeks ended September 2, 1995 and the 52 weeks ended July 1, 1995 are not comparable in material respects to such data for subsequent periods.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (All dollar amounts in thousands, unless otherwise stated)

Introduction

         The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages F-1 to F-25. The discussion of liquidity and capital resources is based upon the Company's current financial position.

Recent Developments

         On March 15, 1999, the Company completed the merger of its wholly owned subsidiary Pharmacy Acquisition Corp. ("PAC") with and into Pharmhouse Corp. ("Pharmhouse"), pursuant to the Agreement and Plan of Merger dated as of December 17, 1998 among Phar-Mor, PAC and Pharmhouse (the "Merger Agreement"). As a result of the merger Pharmhouse became a wholly owned subsidiary of Phar-Mor. In addition, subject to the terms of the Merger Agreement, each share of the common stock of Pharmhouse was converted into the right to receive $2.88 per share in cash (the "Merger"). The total purchase price payable in connection with the Merger was approximately $34,200, consisting of $7,500 in cash and the assumption of $26,700 in debt.

         The Company used its excess cash position and excess availability under its Amended Revolving Credit Facility to pay off $26,700 in debt that was assumed as part of the Merger with Pharmhouse.

         Pharmhouse operated 32 discount drug stores in eight mid-Atlantic and New England states under the names "Pharmhouse" and "Rx Place" and had annual revenues of approximately $200,000.

         The Company's consolidated results of operations include the results of the acquired Pharmhouse stores from March 16, 1999 to July 3, 1999.

         The Company has set an aggressive schedule for the conversion of the acquired Pharmhouse stores to the Company's store systems and merchandising mix. As of July 3, 1999, all 32 of the Pharmhouse stores were converted to and trained on the Company's store systems. This allowed the Company to integrate the Pharmhouse stores into the Company's purchasing, warehousing, financial and management reporting systems which allowed the Company to eliminate all the Pharmhouse corporate office personnel and systems by July 3, 1999. The Company expects to complete the conversion to the Company's merchandising mix by October 31, 1999.

Results of Operations

The following table sets forth the number of retail stores operated each fiscal year:


                                                           Fiscal Year Ended
                                               ---------------------------------------------
                                               July 3, 1999   June 27, 1998    June 28, 1997
                                               ------------   -------------    -------------
         Stores, beginning of period                 106             103            102
         Stores acquired                              32             --             --
         Stores opened                                 2               3              1
         Stores closed                                (1)            --             --
                                               ------------    ------------   ------------
         Stores, end of period                       139             106            103
                                               ============    ============   ============


53 weeks ended July 3, 1999 (Fiscal Year 1999) compared to the 52 weeks ended June 27, 1998 (Fiscal Year 1998) (all dollar amounts in thousands)


                                                        Fiscal Year 1999                  Fiscal Year 1998
                                                    -------------------------        --------------------------

     Sales                                          $ 1,206,539       100.00%        $ 1,100,851         100.00%

     Less:
     Cost of goods sold, including occupancy
       and distribution costs                           977,878        81.05%            887,657          80.63%
                                                    -----------                       -----------


     Gross Profit                                       228,661        18.95%            213,194          19.37%
     Selling, general and administrative expenses       188,641        15.63%            173,982          15.80%
     Terminated business combination expenses              --           --                  --             --
     Executive severance                                   --           --                 6,787           0.62%
     Loss on disposal of equipment                         --           --                 4,615           0.42%
     Depreciation and amortization                       25,009         2.07%             22,047           2.00%
                                                    -----------                      -----------
     Income from operations before interest and
      income taxes                                       15,011         1.24%              5,763           0.52%
     Interest expense                                   (16,338)        1.35%            (16,639)          1.51%
     Avatex impairment write-down                        (2,393)        0.20%               --             --
     Interest and investment income                       2,128         0.18%              2,046           0.19%
                                                    -----------                      -----------

     Income (loss) before taxes                          (1,592)       (0.13)%            (8,830)         (0.80)%
     Income tax provision                                  --           --                  --             --
                                                    -----------                      -----------

     Net income (loss)                              $    (1,592)       (0.13)%       $    (8,830)         (0.80)%
                                                    ===========                      ===========

         Fiscal Year 1999 sales increased $105,688 or 9.6% over Fiscal Year 1998. Fiscal Year 1999 sales were favorably impacted by the inclusion of one more week, $26,832, three and a half months of Pharmhouse sales, $46,280, and a comparable store sales increase of $25,426, or 2.4%. The comparable store sales increase was primarily due to the success of the store remodel and reformatting program and a 9.7% comparable store pharmacy sales increase.

         The Company incorporated the "Super Phar-Mor" food and drug format into 8 stores during Fiscal Year 1999 bringing the total number of "Super Phar-Mor" stores to 31. The Company's "Super Phar-Mor" format expands the existing grocery offering and adds fresh, frozen and refrigerated food.

         Gross profit for Fiscal Year 1999 was 0.42% of sales lower than for Fiscal Year 1998. A 0.16% of sales increase in promotional costs and a 0.33% reduction in product gross margins more than offset $2,505 in additional vendor income from a partial settlement received from a class action lawsuit against pharmaceutical manufacturers, related to certain product overcharges to retailers. A 38% reduction in video rental sales was the primary cause of the decline in product gross margins.

         Selling, general and administrative expenses decreased 0.17% of sales in Fiscal Year 1999 over Fiscal Year 1998. The decrease in selling, general and administrative expenses was primarily due to lower advertising expenditures partially offset by higher store wages. The increase in store wages as a percentage of sales is due to the addition of the Pharmhouse stores which have a higher store wage as a percentage of sales due to lower per store sales volume and an increase in the minimum wage.

         Investment income increased by $82 in Fiscal Year 1999 from Fiscal Year 1998. The increase in investment income was due to a $543 return on the Company's equity investments, a $1,648 increase over Fiscal Year 1998, offset by a decline in interest income due to lower cash balances.

         At the end of Fiscal Year 1999 the Company determined that the Avatex investment had experienced an other than temporary decline in value and wrote down the value of the Avatex investment by $2,393 to $1.25 per share.


52 weeks ended June 27, 1998 (Fiscal Year 1998) compared to the 52 weeks ended June 28, 1997 (Fiscal Year 1997) (all dollar amounts in thousands)


                                                   Fiscal Year 1998          Fiscal Year 1997
                                               ----------------------    ---------------------

Sales                                          $ 1,100,851    100.00%    $ 1,074,828    100.00%

Less:
 Cost of goods sold, including occupancy
  and distribution costs                           887,657     80.63%        873,095     81.23%
                                               -----------               -----------

Gross Profit                                       213,194     19.37%        201,733     18.77%

 Selling, general and administrative expenses      173,982     15.80%        168,218     15.65%

 Terminated business combination expenses             --        --             3,076      0.29%

 Executive severance                                 6,787      0.62%           --        --

 Loss on disposal of equipment                       4,615      0.42%           --        --

 Depreciation and amortization                      22,047      2.00%         20,982      1.95%
                                               -----------               -----------

Income from operations before interest and
 income taxes                                        5,763      0.52%          9,457      0.88%
Interest expense                                   (16,639)     1.51%        (17,175)     1.60%
Interest and investment income                       2,046      0.19%          5,437      0.51%
                                               -----------               -----------

Loss before taxes                                   (8,830)    (0.80)%        (2,281)    (0.21)%

Income tax provision                                  --        --              --        --
                                               -----------               -----------

Net loss                                       $    (8,830)    (0.80)%   $    (2,281)    (0.21)%
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

         The Company incorporated the "Super Phar-Mor" food and drug format into 18 stores during Fiscal Year 1998 bringing the total number of "Super Phar-Mor" stores to 23. The Company's "Super Phar-Mor" format expands the existing grocery offering and adds fresh, frozen and refrigerated food. Sales in the stores that were remodeled to include the "Super Phar-Mor" format in the first nine months of Fiscal Year 1998 increased 23% for the thirteen weeks ended June 27, 1998, over the comparable period of the prior year.

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

         The Company's cash position as of July 3, 1999 was $17,346.

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

         As of July 3, 1999, there were $20,066 in outstanding advances and letters of credit in the amount of $4,709 were outstanding under the Amended Revolving Credit Facility.

         The Amended Revolving Credit Facility expires on March 14, 2002.

         The Company's cash position decreased $27,309 during Fiscal Year 1999 as cash provided by operating activities of $7,294 and cash provided by financing activities of $4,940 was offset by $39,543 in cash used for investing activities.

         Accounts  receivable  increased  $5,750  and  merchandise   inventories
increased $8,539 during Fiscal Year 1999 primarily due to the acquisition of the 32 Pharmhouse stores and the opening of two new stores.

         The Company invested $1,000 during Fiscal Year 1999 in the common stock of Avatex Corporation, the Company's largest shareholder. The Company also invested $2,291 in equity securities of other privately held companies.

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

         The Company invested $4,000 in the common stock of Avatex Corporation in Fiscal Year 1998. The Company also invested $4,275 in equity securities of other privately held companies.

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

         Investment activities for Fiscal Year 2000 are expected to total $26,600. The major expenditures are expected to be (i) video rental tapes ($1,500), (ii) remodeling of existing stores ($8,850), (iii) systems and technology ($3,400), (iv) new stores ($2,000), (v) an additional investment in the common stock of Avatex ($5,725), and (vi) an investment in Vitamins.com, an internet startup company ($2,600). The Company expects to finance and meet its obligations for these capital expenditures through internally generated funds and the use of the Company's Amended Revolving Credit Facility.

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

         Management believes, based on its assessment of all of its systems, that it has completed all of the software modifications necessary to make its systems year 2000 compliant. The Company will replace certain personal computer related hardware before December 31, 1999 to ensure that those systems will be Year 2000 compliant. The Company has developed or is in the process of developing contingency plans that include manually performing work in place of affected systems and the renting of back-up systems and generators.

         As of July 3, 1999, the Company has incurred approximately $1,100 related to the assessment of, and efforts in connection with, its Year 2000 program and remediation plan. The Company has completed all of the software modifications necessary to make its systems Year 2000 compliant and anticipates no future expenditures for software modifications will be necessary. Future spending for hardware purchases required for Year 2000 are currently estimated to be approximately $400. The Company has accelerated by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system is Year 2000 compliant. These expenditures are not expected to have a material impact on the Company's operating results, liquidity and capital resources.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.


Item 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


         The executive officers and directors of the Company as of the date hereof are listed below:

Name                      Age         Position(s)
- ----                      ---         -----------
Abbey J. Butler           62         Co-Chairman and Co-Chief Executive Officer

Melvyn J. Estrin          57         Co-Chairman and Co-Chief Executive Officer

M. David Schwartz         54         President and Chief Operating Officer

Warren E. Jeffery         50         Executive Vice President - Merchandising,
                                     Marketing and Logistics

Sankar Krishnan           52         Senior Vice President and Chief Financial
                                     Officer

John R. Ficarro           47         Senior Vice President, Chief Administrative
                                     Officer, General Counsel and Secretary

Monroe Osterman           72         Director

Arthur G. Rosenberg       61         Director

John D. Shulman           36         Director

         Abbey J . Butler has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Mr. Butler is Co-Chairman of the Board and Co-Chief
Executive Officer of Avatex Corporation ("Avatex"), formerly known as FoxMeyer Health Corporation. Mr. Butler also serves as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in Avatex, and as President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director and a member of the Executive Committee of GrandBanc, Inc.; and as a director of Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent; Cyclone, Incorporated, a distributor and installer of chain link fence systems, highway guard rails and industrial gates and posts; iLife Systems, Inc., a manufacturer of miniature continuous-wear vital signs monitors and in conjunction with investments by the Company, as a director of RAS Holding Corp. and HPD Holdings Corp. and as a member of the Board of Managers of Chemlink Laboratories. LLC. Mr. Butler is a trustee and a member of the Executive Committee of the Board of Trustees of the American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George Bush to serve on the President's Advisory Committee on the Arts, and he now serves as the president and chief executive officer of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. On August 27, 1996, FoxMeyer Corporation and FoxMeyer Drug Company, subsidiaries of Avatex, each filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Mr. Butler was an executive officer and director of FoxMeyer Corporation and FoxMeyer Drug Company. On July 26, 1996, Ben Franklin Retail Stores, Inc. filed a petition for protection under Chapter 11 of the United State Bankruptcy Code. At the time of the filing, Mr. Butler was a director of Ben Franklin Retail Stores, Inc.

         Melvyn J. Estrin has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Melvyn J. Estrin is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex. Mr. Estrin also serves as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, and of University Research Corporation, a consulting firm. Mr. Estrin presently serves as a director and a member of the Executive Committee of GrandBanc, Inc.; as a director of Washington Gas Light Company, Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent; i Life Systems,Inc., a manufacturer of miniature continuous-wear vital signs monitors and in conjunction with investments by the Company, as a director of RAS Holding Corp. and HPD Holdings Corp. and as a member of the Board of Managers of Chemlink Laboratories. LLC. Mr. Estrin has served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission. On August 27, 1996, FoxMeyer Corporation and FoxMeyer Drug Company, subsidiaries of Avatex Corporation, each filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Mr. Estrin was an executive officer and director of FoxMeyer Corporation and FoxMeyer Drug Company. On July 26, 1996, Ben Franklin Retail Stores, Inc. filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, Mr. Estrin was a director of Ben Franklin Retail Stores, Inc.

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

         Warren E. Jeffery has served as Executive Vice President of Merchandising, Marketing and Logistics of the Company since February 1999. Prior to that, Mr. Jeffery served as Senior Vice President of Operations from April 1996 to February 1999 and Vice President of Operations, beginning February 1993. From 1992 to 1993, he served as Regional Director-Store Operations for Revco D.S., Inc., operator of one of the country's largest retail drug store chains. Mr. Jeffery was employed by Perry Drug Stores from 1976 until 1992, holding various management positions, including Vice President of Store Operations from 1988 to 1992. Mr. Jeffery received a B.S. degree in pharmacy from Ferris State University.

         Sankar Krishnan has served as Senior Vice President and Chief Financial Officer of the Company since June 1997. From August 1993 to June 1997, Mr. Krishnan served as Vice President - Corporate Controller of the Company. From February until August 1993, Mr. Krishnan served as Pharmacy Business Administrator of the Company. From 1991 until the time he joined Phar-Mor, Mr. Krishnan served as Senior Vice President and Chief Financial Officer of Thrifty Drug Stores. From 1988 to 1991, he served as Senior Vice President and Chief Financial Officer of Lord & Taylor, a division of May Department Stores. He was employed with Macy's from 1970 to 1988, serving as Senior Vice President and Chief Financial Officer of Macy's New Jersey division from 1983 to 1988. In September 1994, Mr. Krishnan filed a petition under Chapter 7 of the United States Bankruptcy Code which was discharged in March 1995. Mr. Krishnan received a Masters degree in Applied Science from the University of Waterloo in Ontario, Canada, and a Bachelor of Technology degree from the University of Madras, India.

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

         Arthur G. Rosenberg has been a director of the Company since November 23, 1997. Mr. Rosenberg was a principal of The Associated Companies, a real estate development firm, from 1987 to 1998 and in 1999 became a principal of Millennium Development Group LLC. Prior thereto, Mr. Rosenberg was a practicing lawyer in Huntington, New York and served as General Counsel for ITT Levitt & Sons, Inc., an international builder. Mr. Rosenberg currently serves on the Board of Directors of New Yorker Marketing Corp., Inc. and Antra Holding Company.

         John D. Shulman has been a director of the Company since November 23, 1997. Mr. Shulman has served as President and Chief Executive Officer of ONYX International, L.L.C., a merchant banking and venture firm focusing primarily on private equity placements in high growth companies, since 1994. Prior to serving as President and Chief Executive Officer of ONYX International, L.L.C., Mr. Shulman served as the Director of Development for Tower Companies, a diversified group of companies including real estate development, banking and related activities since 1986. Mr. Shulman currently serves on the Board of Directors of U.S. Interactive, Inc., Performance Distribution, Inc., Taiwan Mezzanine Fund I, L.P., Interactive Video Technologies, Inc., and on the Board of Managers of ChemLink Laboratories, LLC and is the Chairman of Juggernaut Partners, LLC. Mr. Shulman is the husband of Mr. Estrin's niece.




Item 11.  Executive Compensation.

         The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Committees of the Board; Meetings," "Executive Compensation Plans," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change -In-Control Arrangements," "Compensation Committee Report on Executive Compensation," "Executive Summary Compensation Table," "Option Grants in Fiscal Year 1999," "Option Exercises and Values for Fiscal Year 1999," and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


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

         (b)  Reports on Form 8-K


                 Date of Report      Date of Filing      Description
                 --------------      --------------      -----------

                 December 17, 1998   December 22, 1998   Agreement and plan
                                                         of Merger between the
                                                         Company and Pharmhouse
                                                         Corp.

                 March 15, 1999      March 15, 1999      Completion of acquisi-
                                                         tion of Pharmhouse
                                                         Corp.

                 May 10, 1999        May 10, 1999        Financial statements
                                                         relating to the acqui-
                                                         sition of Pharmhouse
                                                         Corp.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PHAR-MOR, INC.


Date:  September 29, 1999               By:  /s/  John R. Ficarro
                                             -----------------------------------
                                             John R. Ficarro
                                             Senior Vice President and Chief
                                             Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates listed below.


Date:  September 29, 1999                    /s/  M. David Schwartz
                                             -----------------------------------
                                             M. David Schwartz, President


Date:  September 29, 1999                    /s/  Abbey J. Butler
                                             -----------------------------------
                                             Abbey J. Butler, Co-Chairman and
                                             Co-Chief Executive Officer
                                             (Co-Principal executive officer)

Date:  September 29, 1999                    /s/  Melvyn J. Estrin
                                             -----------------------------------
                                             Melvyn J. Estrin,  Co-Chairman and
                                             Co-Chief Executive Officer
                                             (Co-Principal executive officer)

Date:  September 29, 1999                    /s/ Monroe Osterman
                                             -----------------------------------
                                             Monroe Osterman, Director

Date:  September 29, 1999                    /s/  Arthur G. Rosenberg
                                             -----------------------------------
                                             Arthur G. Rosenberg, Director

Date:  September 29, 1999                    /s/ John D. Shulman
                                             -----------------------------------
                                             John D. Shulman, Director

Date:  September 29, 1999                    /s/  Sankar Krishnan
                                             -----------------------------------
                                             Sankar Krishnan
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (principal financial and accounting
                                             officer)

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

*3.1         Amended and Restated Articles of Incorporation

*****3.2     Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2         Warrant Agreement dated September 11, 1995 between  Phar-Mor,  Inc.
             and Society National Bank

*10.1 New Security Agreements and New Equipment Notes entered into and issued by Phar-Mor, Inc. with the CIT Group/Equipment Financing, Inc., Ford Equipment Leasing Corp./General Electrical Capital Corporation, NBD Bank Evanston, N.A., Heleasco Twenty-Three, Inc., HCFS Business Equipment Corp., Romulus Holdings, Inc. and FINOVA Capital/Corporation

***10.2 Loan Security Agreement, dated September 10, 1998, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc. and Phar-Mor of Wisconsin, Inc.

**10.2.1     Exhibits to Loan and Security Agreement

10.2.2 Amendment No. 1 to Loan Security Agreement, dated March 3, 1999, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc. and Phar-Mor of Wisconsin, Inc.

10.2.3 Amendment No. 2 to Loan Security Agreement, dated March 15, 1999, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc. and Phar-Mor of Wisconsin, Inc.

****10.3 Employment Agreement between Phar-Mor, Inc. and M. David Schwartz, dated June 5, 1997

****10.4 Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated June 5, 1997

******10.5   Employment  Agreement between  Phar-Mor,  Inc. and Sankar Krishnan, dated June 13, 1997

******10.6   Employment  Agreement between  Phar-Mor,  Inc. and Abbey J. Butler, dated October 1, 1997

******10.7   Employment  Agreement between Phar-Mor,  Inc. and Melvyn J. Estrin, dated October 1, 1997

******10.8   Employment Agreement between Phar-Mor,  Inc. and Warren E. Jeffery, dated June 23, 1998

******10.9   Amendment to Employment  Agreement  between  Phar-Mor,  Inc. and M.
             David Schwartz, dated June 23, 1998

******10.10  Amendment to Employment Agreement between Phar-Mor, Inc. and Sankar
             Krishnan, dated June 23, 1998

******10.11  Amendment to Employment  Agreement between Phar-Mor,  Inc. and John
             R. Ficarro, dated June 23, 1998

******10.12  Amendment to Employment Agreement between Phar-Mor, Inc. and Warren
             E. Jeffery, dated August 27, 1998

******10.13  Second Amendment to Employment Agreement between Phar-Mor, Inc. and
             M. David Schwartz, dated August 27, 1998

******10.14  Second Amendment to Employment Agreement between Phar-Mor, Inc. and
             Sankar Krishnan, dated August 27, 1998

******10.15  Second Amendment to Employment Agreement between Phar-Mor, Inc. and
             John R. Ficarro, dated August 27, 1998

10.16 Second Amendment to Employment Agreement between Phar-Mor, Inc. and Warren E. Jeffery, dated February 10, 1999

10.17        Third Amendment to Employment Agreement between Phar-Mor,  Inc. and
             M. David Schwartz, dated February 10, 1999

10.18 Third Amendment to Employment Agreement between Phar-Mor, Inc. and Sankar Krishnan, dated February 10, 1999

10.19 Third Amendment to Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated February 10, 1999

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

*****10.23   Phar-Mor, Inc. 1996 Director Retirement Plan

*****10.24   Employee Stock Purchase Plan

****10.25    Supply Agreement dated  as of  June 19, 1997  between Phar-Mor  and
             McKesson Drug Company

****10.26    Severance Agreement between Phar-Mor, Inc. and Robert M. Haft dated
             September 19, 1997

***21.1      List of Subsidiaries

23           Independent Auditors' Consent

27           Financial Data Schedule
- -----------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Amendment No. 1 to Phar-Mor's Form 10, on December 15, 1995

*** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on November 2, 1998

**** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K 405, on September 25, 1997

***** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

****** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K 405, on September 25, 1998

PHAR-MOR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                                                          Page

INDEPENDENT AUDITORS' REPORT                                              F - 2

CONSOLIDATED BALANCE SHEETS AS OF JULY 3, 1999 AND JUNE 27, 1998          F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FIFTY-THREE WEEKS
ENDED JULY 3, 1999, THE FIFTY-TWO WEEKS ENDED JUNE 27, 1998 AND THE
FIFTY-TWO WEEKS ENDED JUNE 28, 1997                                       F - 4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FIFTY-THREE WEEKS ENDED JULY 3, 1999, THE FIFTY- TWO WEEKS
ENDED JUNE 27, 1998 AND THE FIFTY-TWO WEEKS ENDED JUNE 28, 1997           F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FIFTY-THREE WEEKS
ENDED JULY 3, 1999, THE FIFTY-TWO WEEKS ENDED JUNE 27, 1998 AND
THE FIFTY-TWO WEEKS ENDED JUNE 28, 1997                                   F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F - 7

SCHEDULE II                                                               F - 25

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phar-Mor, Inc. :

We have audited the accompanying consolidated balance sheets of Phar-Mor, Inc. and subsidiaries (the "Company") as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998 and the fifty-two weeks ended June 28, 1997. Our audits also included consolidated financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of July 3, 1999 and June 27, 1998 and the results of their operations and their cash flows for the fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998 and the fifty-two weeks ended June 28, 1997, in conformity with generally accepted accounting principles.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Pittsburgh, Pennsylvania
September 17, 1999

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
- --------------------------------------------------------------------------------

                                                           July 3,     June 27,
                                                             1999         1998
                                                           -------      -------
ASSETS

Current assets:
 Cash and cash equivalents                                $ 17,346     $ 44,655
 Marketable securities                                       3,254        9,065
 Accounts receivable - net                                  28,293       20,927
 Merchandise inventories                                   218,945      176,069
 Prepaid expenses                                            6,902        2,214
 Deferred tax asset                                            516          489
                                                           -------      -------
     Total current assets                                  275,256      253,419

Property and equipment - net                                93,738       75,512
Goodwill                                                    16,234        1,667
Deferred tax asset                                           9,254        9,281
Investments                                                  8,314        4,275
Investment in Avatex                                         2,608        3,525
Other assets                                                 5,133        1,776
                                                           -------      -------

     Total assets                                         $410,537     $349,455
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $119,843     $ 67,091
 Accrued expenses                                           34,926       37,036
 Current portion of self insurance reserves                  2,178        2,280
 Current portion of long-term debt                           1,751        3,276
 Current portion of capital lease obligation                 7,195        7,051
                                                           -------      -------
     Total current liabilities                             165,893      116,734

Long-term debt                                             122,804      103,859
Capital lease obligations                                   20,143       27,134
Long-term self insurance reserves                            8,032        7,680
Unfavorable lease liability - net                           11,073       11,074
                                                           -------      -------
     Total liabilities                                     327,945      266,481
                                                           -------      -------

Commitments and contingencies

Minority interests                                             535          535
                                                           -------      -------

Stockholders' equity:
 Preferred stock, $.01 par value, authorized shares,
   10,000,000, none outstanding                                 -             -
 Common stock, $.01 par value, authorized shares,
   40,000,000;  issued and outstanding shares,
   12,240,865 at July 3, 1999, and 12,235,865 at
   June 27, 1998                                               122          122
Additional paid-in capital                                  90,007       89,976
Stock options outstanding                                    2,105        1,401
Unrealized loss on investment in Avatex                       --           (475)
Retained deficit                                           (10,177)      (8,585)
                                                           -------      -------
     Total stockholders' equity                             82,057       82,439
                                                           -------      -------

     Total liabilities and stockholders' equity          $ 410,537    $ 349,455
                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------

                                                     Fifty-three      Fifty-two       Fifty-two
                                                     weeks ended     weeks ended     weeks ended
                                                     July 3, 1999   June 27, 1998   June 28, 1997
                                                     ------------   -------------   -------------

Sales                                                $  1,206,539    $  1,100,851    $  1,074,828

Less:
Cost of goods sold, including occupancy and
  distribution costs                                      977,878         887,657         873,095
Selling, general and administrative expenses              188,641         173,982         168,218
Executive severance                                          --             6,787             --
Loss on disposal of equipment                                --             4,615             --
Business combination expenses                                --              --             3,076
Depreciation and amortization                              25,009          22,047          20,982
                                                           ------          ------          ------

Income from operations before interest
expense, Avatex impairment write-down, investment
income (loss), interest income and income taxes            15,011           5,763           9,457

Interest expense                                          (16,338)        (16,639)        (17,175)
Avatex impairment write-down                               (2,393)           --               --
Investment income (loss)                                      543          (1,105)            --
Interest income                                             1,585           3,151           5,437
                                                            -----           -----           -----

Loss before income taxes                                   (1,592)         (8,830)         (2,281)

Income tax provision                                         --              --              --
                                                            -----           -----           -----

Net loss                                             $     (1,592)   $     (8,830)   $     (2,281)
                                                     ============    ============    ============

Basic and diluted loss per common share              $       (.13)   $       (.72)   $       (.19)
                                                     ============    ============    ============

Weighted average number of common shares
outstanding                                            12,240,595      12,197,371      12,157,419
                                                       ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
- --------------------------------------------------------------------------------



                                    Common Stock
                                    ------------
                                              Par      Additional       Stock     Unrealized     Retained      Total
                                             Value       Paid-in       Options     Loss on      (Deficit)   Stockholders'
                                   Shares    Amount      Capital    Outstanding   Investment     Earnings     Equity
                                   ------    ------      -------    -----------   ----------     --------     ------
Balance at June 29, 1996           12,157   $    122   $   89,385   $     --     $     --     $    2,526   $   92,033


Net loss                             --         --           --           --           --         (2,281)      (2,281)

Shares issued                           2       --             17         --           --           --             17
                                   ------    ------      --------   -----------   ----------     --------     ------

Balance at June 28, 1997           12,159        122       89,402         --           --            245       89,769


Net loss                             --         --           --           --           --         (8,830)      (8,830)


Stock options outstanding            --         --           --          1,401         --           --          1,401


Unrealized loss on investments       --         --           --           --           (475)        --           (475)


Shares issued                          77       --            574         --           --           --            574
                                   ------    ------      --------   -----------   ----------     --------     ------

Balance at June 27, 1998           12,236        122       89,976        1,401         (475)      (8,585)      82,439

Net loss                             --         --           --           --           --         (1,592)      (1,592)


Stock options outstanding            --         --           --            704         --           --            704


Avatex impairment write-down         --         --           --           --            475         --            475


Shares issued                           5       --             31         --           --           --             31
                                   ------    ------      --------   -----------   ----------     --------     ------


Balance at July 3, 1999            12,241   $    122   $   90,007   $    2,105   $     --     $  (10,177)  $   82,057
                                   ======   ========   ==========   ==========   ===========  ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
- --------------------------------------------------------------------------------

                                                            Fifty-three       Fifty-two       Fifty-two
                                                            weeks ended      weeks ended     weeks ended
                                                           July 3, 1999     June 27, 1998   June 28, 1997
                                                           ------------     -------------   -------------
OPERATING ACTIVITIES
Net loss                                                  $      (1,592)   $      (8,830)   $      (2,281)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Items not requiring the outlay of cash:
  Depreciation                                                   17,028           14,030           12,182
  Loss on disposal of equipment                                    --              4,615             --
  Stock option expense                                              704            1,401             --
  Amortization of video rental tapes                              7,784            7,970            8,800
  Amortization of deferred financing costs and goodwill             446              467              408
  Avatex impairment write-down                                    2,393             --               --
  Unrealized gain on equity investments                          (1,748)            --               --
  Deferred rent and unfavorable lease liabilities                (1,059)          (1,419)           1,412
 Changes in assets and liabilities:
  Accounts receivable                                            (5,750)             687             (780)
  Marketable securities                                           5,811           (9,065)            --
  Merchandise inventories                                        (8,539)          (6,769)         (16,258)
  Prepaid expenses                                               (4,385)           3,014              (44)
  Other assets                                                      181              298             (707)
  Accounts payable                                                8,174            5,283            8,047
  Accrued expenses                                              (11,175)              58            2,610
  Accrued bankruptcy professional fees                             --               --               (181)
  Reserve for costs of rightsizing program                         (849)            (899)          (1,585)
  Self insurance reserves                                          (130)            (787)            (180)
                                                                   ----             ----             ----
Net cash provided by operating activities                         7,294           10,054           11,443
                                                                  -----           ------           ------

INVESTING ACTIVITIES
 Additions to rental videotapes                                  (7,446)          (8,167)          (8,694)
 Additions to property and equipment                            (23,968)         (19,213)         (18,467)
 Investment in Avatex                                            (1,000)          (4,000)            --
 Investment in Pharmhouse Corp., net of $3,292 cash
  acquired                                                       (4,838)            --               --
 Investment in equity securities                                 (2,291)          (4,275)            --
                                                                 ------           ------           ------
 Net cash used for investing activities                         (39,543)         (35,655)         (27,161)
                                                                -------          -------          -------

FINANCING ACTIVITIES
 Borrowings under revolving credit facility                      20,066             --               --
 Principal payments on term debt                                (29,592)          (3,043)          (2,698)
 Principal payments on capital lease obligations                 (6,847)          (7,122)          (6,019)
 Bank overdrafts                                                 21,032             --               --
 Additions to long-term debt                                        250             --               --
 Issuance of common stock                                            31              574               17
                                                                  -----           ------           ------
 Net cash provided by (used for) financing activities             4,940           (9,591)          (8,700)
                                                                  -----           ------           ------

Decrease in cash and cash equivalents                           (27,309)         (35,192)         (24,418)
Cash and cash equivalents, beginning of period                   44,655           79,847          104,265
                                                                 ------           ------          -------
Cash and cash equivalents, end of period                  $      17,346    $      44,655    $      79,847
                                                          =============    =============    =============

Supplemental Information
- ------------------------
Interest paid                                             $      21,744    $      16,155    $      16,762
Income tax refunds                                                   47               48               86

Non-Cash: For the fifty-two weeks ended June 27, 1998, the Company entered into a capital lease which increased property and equipment and capital lease obligations $2,178.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------
1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  a. Fiscal Periods Presented - The accompanying consolidated balance sheets were prepared as of July 3, 1999 and June 27, 1998. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows were prepared for the fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998, and the fifty-two weeks ended June 28, 1997. The Company's year ends on the Saturday closest to June 30.

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

                  e. Marketable Securities - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are carried at fair market value as trading securities. The cost of the securities sold is determined using the specific identification method. Marketable securities consist primarily of equity instruments of corporations and real estate investment trusts. Unrealized losses of $390 and $1,363 are included in Investment income
                  (loss) in the Consolidated Statements of Operations for the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998, respectively.

                  f. Merchandise Inventories - Merchandise inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

                  g. Video Rental Tapes - Videotapes held for rental which are included in inventories, are recorded at cost and are amortized over their estimated economic lives with no provision for salvage value. With respect to "hit" titles for which four or more copies per store are purchased, the fourth and any succeeding copies are amortized over nine months on a straight-line basis. All other video cassette purchases up to three copies per store are amortized over thirty-six months on a straight-line basis.

                  h. Investments - Investments consist of equity interests in unconsolidated affiliates that do not have readily determinable market values. The Company uses the equity method of accounting for investments in which it has 20% or more interest in voting common stock and the cost method of accounting for investments in which it has less than a 20% interest in voting common stock or investments in preferred stock (see Note 9).

                  i. Investment in Avatex - During the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998, the Company invested $1,000 and $4,000, respectively, to purchase approximately 15.1% of Avatex Corporation, formerly known as FoxMeyer Health Corporation ("Avatex"), an affiliate of one of the Company's former largest suppliers and the largest stockholder of the Company (see Note 9). Under the provisions of SFAS No. 115, this investment was carried at market value as available-for-sale securities. Unrealized losses on these securities were excluded from earnings and were reported as a separate component of stockholders' equity until realized. In the fourth quarter of fiscal year 1999, management determined the investment sustained an other than temporary impairment as defined in SFAS No. 115. As such, the Company recorded a charge of $2,393 in the Consolidated Statement of Operations. On June 18, 1999, the Company entered into an agreement with certain preferred shareholders of Avatex to purchase approximately 2.8 million shares of Avatex common stock at a price of $2.00 per share. The transaction is expected to close in the second quarter of fiscal year 2000 after which Phar-Mor will own approximately 4.95 million shares of Avatex common stock (representing approximately 36% of Avatex common stock). As a result of the transaction and in accordance with Accounting Principles Board Opinion ("APB") No. 18, the
                  Company will revise its method of accounting for the investment to the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------
                  j. Deferred Debt Expense - Deferred debt expense is included in other assets and is amortized on a straight-line basis over the term of the related debt.

                  k. Goodwill - Goodwill is amortized on a straight-line basis over its estimated useful life, which ranges between 25 and 40 years and is net of accumulated amortization of $318 and $123 at July 3, 1999 and June 27, 1998, respectively.

                  l. Purchased Pharmacy Files - Purchased pharmacy files are included in other assets and are recorded at fair value and amortized over their estimated useful lives, which range between 3 and 20 years.

                  m. Pre-Opening Costs - Expenses incurred for new stores prior to their opening are expensed as incurred.

                  n. Property and Equipment - The Company's policy is to record property and equipment (including leasehold improvements) at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the lives of the leases, whichever is shorter. The Company capitalizes the costs of software and software upgrades purchased for use in its operations. The Company expenses the internal costs of software developed or modified for use in its operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized and depreciated over the remaining estimated useful life of the asset .

                  o. Leased Property Under Capital Leases - The Company accounts for capital leases, which transfer substantially all of the benefits and risks incident to the ownership of property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, and the obligation, including interest thereon, is liquidated over the life of the lease.

                  p. Operating Leases and Deferred Rent - Operating leases are accounted for on the straight-line method over the lease term. Deferred rent represents the difference between rents paid and the amounts expensed for operating leases.

                  q. Unfavorable Lease Liability - The unfavorable lease liability represents the excess of the present value of the liability related to lease commitments over the present value of market rate rents. This liability will be amortized as a reduction of rent expense over the remaining lease terms. The amounts were recorded as part of fresh-start reporting in conjunction with a Chapter 11 Bankruptcy proceeding in which the Company emerged from Chapter 11 on September 11, 1995, and related to purchase accounting for an acquisition.

                  r. Self Insurance Reserves - The Company is generally self-insured for losses and liabilities related primarily to workers' compensation and comprehensive general and product liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

                  s. Income Taxes - The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes".

                  t. Stock Based Compensation - The Company applies the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation arrangements.

                  u. Revenue Recognition - Sales are recognized on merchandise inventories sold upon receipt by the customer and are recorded net of returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

                  v. Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

                  w. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                  x. New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Consolidated Statement of Operations and recorded directly to the equity section of an entity's statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in fiscal year 1999. As a result of the accounting related to the Avatex transaction there are no components of other comprehensive income for the fifty-three weeks ended July 3, 1999.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------


2.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                      July 3, 1999   June 27, 1998
                                                      ------------   -------------
          Accounts receivable - vendors              $      13,587   $      11,712
          Third-party prescriptions                         14,038           9,205
          Vendor coupons                                     1,015           1,238
          Other                                              1,397             174
                                                            ------          ------
                                                            30,037          22,329
          Less allowance for doubtful accounts               1,744           1,402
                                                            ------          ------
                                                     $      28,293   $      20,927
                                                     =============   =============



3.       MERCHANDISE INVENTORIES

         Merchandise inventories consists of the following:

                                                      July 3, 1999   June 27, 1998
                                                      ------------   -------------
          Store inventories                          $     187,197   $     146,969
          Warehouse inventories                             41,624          34,659
          Video rental tapes - net                           5,080           6,065
                                                           -------         -------
                                                           233,901         187,693
          Less reserves for markdowns, shrinkage
           and vendor rebates                               14,956          11,624
                                                           -------         -------
                                                     $     218,945   $     176,069
                                                     =============   =============

         The video rental tape inventory is net of accumulated amortization of $7,526 and $13,340 at July 3, 1999 and June 27, 1998, respectively.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                      July 3, 1999   June 27, 1998
                                                      ------------   -------------
          Furniture, fixtures and equipment          $      60,534   $      40,083
          Building improvements to leased property          45,804          33,622
          Land                                                 497             166
          Building                                           1,517            --
          Capital leases:
           Buildings                                        11,076          11,076
           Furniture, fixtures and equipment                22,072          21,860
                                                            ------          ------
                                                           141,500         106,807
          Less accumulated depreciation and
           amortization                                     47,539          30,923
          Less allowance for disposal of property
           and equipment                                       223             372
                                                            ------          ------
                                                     $      93,738   $      75,512
                                                     =============   =============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------


5.       OTHER ASSETS

         Other assets consists of the following:

                                                      July 3, 1999   June 27, 1998
                                                      ------------   -------------
          Purchased pharmacy files                   $       4,001   $         496
          Deferred debt expense                                456              79
          Utility and other deposits                           396             664
          Other                                                280             537
                                                             -----           -----
                                                     $       5,133   $       1,776
                                                     =============   =============

         Deferred debt expense and purchased pharmacy files are net of accumulated amortization of $171 and $803, respectively, at July 3, 1999 and $989 and $425, respectively, at June 27, 1998. The deferred debt expense consists of debt origination costs associated with the credit facility (See Note 6).


6.       REVOLVING CREDIT FACILITIES

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

         Credit availability under the Facility at any time was the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. Availability under the Facility, after subtracting amounts used for outstanding letters of credit, was $91,704 at June 27, 1998. The Facility established a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

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

         There were no borrowings under the Facility. At June 27, 1998 there were letters of credit in the amount of $5,709 outstanding under the Facility.

         The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Revolving Credit Facility") effective September 10, 1998 with BABC, as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

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

         Credit availability under the Amended Revolving Credit Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. Availability under the Facility, after subtracting outstanding letters of credit, was $75,225 at July 3, 1999. The Amended Revolving Credit Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

         Advances made under the Amended Revolving Credit Facility bear interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00%. Under the terms of the Amended Revolving Credit Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

         At July 3, 1999 the BankAmerica reference rate (prime rate) was 8.0% and the LIBOR rate was 5.18%.

         At July 3, 1999 there were letters of credit in the amount of $4,709 outstanding under the Amended Revolving Credit Facility.

         The Amended Revolving Credit Facility expires on March 14, 2002.


7.       LONG-TERM DEBT

         The composition of the debt obligations included on the consolidated balance sheets is as follows:


                                                                           July 3, 1999   June 27, 1998
                                                                           ------------   -------------
          Senior unsecured notes, interest rate of 11.72%,
           due September 2002                                             $      91,462    $     91,462

          Amended Revolving Credit Facility                                      20,066            --

          Equipment notes, interest rate of 7%, due in installments
           through October 2003                                                   3,785           5,484

          Tax notes, interest rates at 5.89% to 8%, due through
           September 2001                                                         4,575           5,257

          Real estate mortgage notes and bonds payable at rates ranging
           from 3% to 9.98% and the prime rate plus 1%                            4,667           4,932
                                                                                -------         -------
          Total debt                                                            124,555         107,135
          Less current portion                                                    1,751           3,276
                                                                                -------         -------
          Total long-term debt                                            $     122,804   $     103,859
                                                                          =============   =============

         The Company must offer to purchase the senior unsecured notes at a price equal to 101% of the principal amount upon the occurrence of a change in control. The new senior notes contain restrictions on, among other things, incurrence of debt, payment of dividends and repurchases of common stock.

         The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $4,038 and $4,222 at July 3, 1999 and June 27, 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

         Future maturities of long-term debt subsequent to July 3, 1999 are summarized as follows:

                  2000                                                $    1,751
                  2001                                                     1,139
                  2002                                                    23,159
                  2003                                                    92,604
                  2004                                                       525
                  Thereafter                                               5,377
                                                                           -----
                                                                        $124,555
                                                                        ========

8.       LEASES

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

         Minimum annual rentals for all capital and operating leases having initial noncancelable lease terms in excess of one year at July 3, 1999 are as follows:

                                                      Capital        Operating
                                                       Leases           Leases
                                                       ------           ------
                  2000                                $ 9,036         $ 44,767
                  2001                                  5,989           42,350
                  2002                                  5,291           39,996
                  2003                                  3,423           36,088
                  2004                                  2,033           30,582
                  Thereafter                            8,449          145,016
                                                        -----          -------

          Total minimum lease payments                 34,221         $338,799
          Less amounts representing interest            6,883         ========
                                                        -----
          Present value of minimum lease payments      27,338
          Less current portion                          7,195
                                                        -----
          Long-term capital lease obligations         $20,143
                                                      =======

         The operating leases on substantially all store properties provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the fifty-three weeks ended July 3, 1999, fifty-two weeks ended June 27, 1998, and the fifty-two weeks ended June 28, 1997 was $37,306, $31,921, and $32,557 respectively, including $223, $123, and $145 of additional rentals.

9.       TRANSACTIONS WITH RELATED PARTIES

         From September 11, 1995 to September 19, 1997, Hamilton Morgan LLC ("Hamilton Morgan") beneficially owned approximately 39.9% of the Company's common stock. During this period, (a) Avatex owned 69.8% of Hamilton Morgan, and Abbey J. Butler and Melvyn J. Estrin, Avatex's Co-Chairmen of the Board and Co-Chief Executive Officers, served as directors of the Company, and (b) Robert Haft owned 30.2% of Hamilton Morgan and served as Hamilton Morgan's President and the Company's Chairman of the Board and Chief Executive Officer. On September 19, 1997, under the terms of an agreement between Hamilton Morgan, Robert Haft and Avatex (the "Hamilton Morgan Agreement"), Avatex acquired the 3,750,000 shares of the Company's common stock previously owned by Hamilton Morgan in exchange for (i) the redemption of Avatex's membership interest in Hamilton

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

         Morgan, (ii) the satisfaction of a certain promissory note from Hamilton Morgan to Avatex and (iii) the transfer of certain other assets from Avatex to Hamilton Morgan. Avatex now beneficially owns approximately 39.1% of the Company's common stock.

         In conjunction with the Hamilton Morgan Agreement, the Company entered into a Severance Agreement with Robert Haft whereby he resigned his positions as Chairman of the Board of Directors and Chief Executive Officer and received a lump sum cash payment of $4,417. Under the terms of the Severance Agreement, the Company will continue to provide benefits to him through September 19, 2000. He is indemnified and entitled to tax reimbursement in respect to any payments that constitute excess parachute payments under Federal Income Tax laws. The Company is obligated to provide a letter of credit in the amount of approximately $2,900 to secure its contractual obligations under the Severance Agreement.

         A subsidiary of Avatex, FoxMeyer Drug Company, supplied the Company with pharmaceuticals and health and beauty care products under a long term contract until November 1996, when substantially all of FoxMeyer Drug Company's assets were acquired by McKesson Corporation. For the fifty-two weeks ended June 28, 1997 the Company purchased $71,298 of products from FoxMeyer Drug Company under the contract.

         In March 1998 and December 1998, 13 persons and entities purchased (or committed to purchase) a total of $7,200 of Series A membership interests in Chemlink Acquisition Company, LLC, which in turn purchased a total of 50% of the membership interests in Chemlink Laboratories, LLC. These persons and entities included the Company; Avatex; two of the Company's executive officers, Abbey J. Butler and Melvyn J. Estrin (and/or their designees); one Avatex officer, Edward L. Massman; one non-officer director of Avatex; and five additional parties related to, or referred to by, Abbey J. Butler or Melvyn J. Estrin. Of the total amount invested, the Company's share was approximately 35.8%, Avatex's share was approximately 41.1%, the Avatex officers/designees' share (including Messrs. Butler and Estrin) was approximately 14.4%, the Avatex non-officer director's share was approximately 0.7%, and the related parties' share was approximately 8.0%. The largest share invested by a Company officer or director (or his designee) was approximately 6.1% of the total amount invested. Messrs. Butler, Estrin and Shulman serve on the Board of Managers of Chemlink Laboratories, LLC. The Company accounts for this investment using the equity method of accounting.

         In April 1998, 13 persons and entities purchased (or committed to purchase) a total of $3,000 of Series B Non-voting Preferred Stock and warrants to purchase Series B Preferred Stock of RAS Holding Corp. These persons and entities included the Company; Avatex; two of the Company's executive officers, Melvyn J. Estrin and Abbey J. Butler; all of Avatex's executive officers and its Director of Accounting (and/or their designees); one non-officer director of Avatex; and two additional parties related to, or referred to by, Abbey J. Butler or Melvyn J. Estrin. Mr. Butler is also a director of RAS Holding Corp. Of the total amount invested, Avatex's share was approximately 46.7%, the Company's share was 25%, the Avatex officers/designees' share was 19.8%, the Avatex non-officer director's share was 1% and the related parties' share was approximately 7.5%. The largest share invested by an officer or director of the Company (or his designee) was 5% of the total amount invested. The Company accounts for this investment using the cost method of accounting.

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

         During Fiscal Year 1999, the Company paid $77 to Human Service Group, Inc. for secretarial services provided to Mr. Estrin. Human Service Group, Inc. is a corporation wholly owned by Mr. Estrin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

         The Company purchased $319 and $314 of product from AM Cosmetics, Inc. during Fiscal Year 1999 and 1998, respectively. Mr. Butler and Mr. Estrin were directors of AM Cosmetics, Inc. until September, 1998.

         The Company purchased $20 and $241 of product from Carson Products, a subsidiary of Carson, Inc. during Fiscal Year 1999 and 1998, respectively. Mr. Butler and Mr. Estrin are directors of Carson, Inc. A subsidiary of Avatex purchased a total of 372,000 shares of Carson Class A common stock in December 1997 and January 1998.

         The Company paid CB Equities Corporation $74 and $52, during Fiscal Year 1999 and 1998, respectively, for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

10.      WARRANTS AND OPTIONS

         Warrants
         --------

         There are warrants to purchase an aggregate of 1,250,000 common shares outstanding as of July 3, 1999. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments. The warrants are exercisable at any time until the close of business on September 10, 2002. As of July 3, 1999, no warrants had been exercised.


         Stock Options
         -------------

         The Company has an incentive stock option plan for officers and key employees which allows for the issuance of a maximum of 3,500,000 options. As of July 3, 1999, options for 441,433 common shares were reserved for future grant, and options for 3,058,567 shares were outstanding and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% or 33 1/3% of the underlying shares on the grant date, and will vest in additional increments of 20% or 33 1/3% of the underlying shares on each of the subsequent anniversaries of the grant date until 100% vested. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

         The Company has a stock option plan for directors. Before October 1, 1997, each director received an annual grant of an option to purchase 5,000 shares of Common Stock. Commencing with the grant on October 1, 1997, each director now receives an annual grant of an option to purchase 10,000 shares of Common Stock. The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 500,000 common shares may be granted under the stock option plan for directors. As of July 3, 1999, options for 235,000 shares were outstanding.

         Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
- --------------------------------------------------------------------------------

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, for the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998, the Company recognized $704 and $1,401, respectively, in compensation cost for the Company's stock option plans in the accompanying consolidated financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described above for the awards granted in 1997, 1998, and 1999 the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.


                                       Fifty-three weeks           Fifty-two weeks           Fifty-two weeks
                                       ended July 3, 1999         ended June 27, 1998       ended June 28, 1997
                                       ------------------         -------------------       -------------------

         Net loss
           As reported                      $(1,592)                   $  (8,830)                $ (2,281)
           Pro forma                        $(3,849)                   $ (11,654)                $ (2,541)

         Basic and diluted earnings
         per share
           As reported                       $(0.13)                      $(0.72)                $  (0.19)
           Pro forma                         $(0.31)                      $(0.96)                $  (0.21)



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

         As of July 3, 1999, 2,499,273 options were exercisable at a weighted average exercise price per share of $7.23.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------


         The following table summarizes stock option activity under the plans:

                                                                                              Weighted
                                                             Weighted                          Average        Weighted
                                                              Average         Exercise        Remaining        Average
                                               Options        Exercise          Price        Contractual     Grant Date
                                            Outstanding   Price Per Share     per Share      Life (Years)    Fair Value
                                            -----------   ---------------     ---------      ------------    ----------
          Balance at June 29, 1996            1,358,617     $   7.91        $ 7.06 - $ 8.00       6.22

          Granted                               100,000     $   5.66        $ 5.44 - $6.17                      2.68

          Forfeited                            (137,800)    $   7.82        $ 7.06 - $8.00
                                              ---------
          Balance at June 28, 1997            1,320,817     $   7.75        $ 5.44 - $8.00        5.30

          Granted                             1,840,000     $   7.83        $ 5.44 - $9.63                      3.55

          Forfeited                            (467,984)    $   7.00        $ 5.44 - $8.00

          Exercised                             (76,666)    $   7.50        $ 6.50 - $8.00
                                              ---------
          Balance at June 27, 1998            2,616,167     $   7.92        $ 5.44 - $9.63        5.71

          Granted                             1,120,300     $   4.47        $ 4.25 - $8.13                      2.11

          Forfeited                             (21,233)    $   7.88        $ 7.22 - $9.63

          Exercised                              (5,000)    $   6.17        $ 6.17
                                              ---------
          Balance at July 3, 1999             3,710,234     $   6.88        $ 4.25 - $9.63        5.32
                                              =========

         On February 17, 1998, the Company granted options to purchase 375,000 shares at $5.4375 and options to purchase 400,000 shares at $6.84375. These options were issued at exercise prices below the market price of $9.6875 on this date. All of the remaining options were granted at the market price on the date of the grant.

         The following table stratifies the options as of July 3, 1999:

                                                                                                       Weighted
                                                                   Weighted Average                    Average
                                       Total      Weighted Average    Remaining                        Exercise
               Exercise Price         Options         Exercise       Contractual        Options     Price Per Share
                  per Share         Outstanding   Price Per Share    Life (Years)     Exercisable     Exercisable
                  ---------         -----------   ---------------    ------------     -----------   ---------------

               $ 8.00 - $ 9.63        1,554,934        $ 8.86            4.67          1,218,101         $ 8.73

               $ 6.17 - $ 7.75          785,300        $ 7.04            4.67            571,172         $ 7.06

               $ 4.25 - $ 5.44        1,370,000        $ 4.55            6.42            710,000         $ 4.80


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

11.      INCOME TAXES

         Deferred income taxes at July 3, 1999 and June 27, 1998, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not. Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------


         The components of deferred tax assets and liabilities are as follows:

                                                              July 3, 1999   June 27, 1998
                                                              ------------   -------------
         Deferred Tax Assets:
          Operating and restructuring reserves                   $   5,977      $   5,495
          Net operating losses                                     131,807        114,293
          Depreciation and amortization                             29,578         28,411
          Lease escalation accruals                                  4,454          4,470
          Jobs tax credit                                            4,432          4,432
          Other items                                                4,458          3,730
                                                                     -----          -----
                                                                   180,706        160,831
          Valuation allowance                                     (170,936)      (151,061)
                                                                  --------       --------
           Net deferred tax assets                               $   9,770      $   9,770
                                                                 =========      =========


         Composition of amounts in Consolidated
          Balance Sheet:
          Deferred tax assets - current                          $     516      $     489
          Deferred tax liabilities - current                          --             --
                                                                  --------       --------
           Net deferred tax assets - current                     $     516      $     489
                                                                 =========      =========


          Deferred tax assets - noncurrent                       $   9,254      $   9,281
          Deferred tax liabilities - noncurrent                       --             --
                                                                  --------       --------
           Net deferred tax assets - noncurrent                  $   9,254      $   9,281
                                                                 =========      =========

         Deferred tax assets, arising both from future deductible temporary differences and net operating losses ("NOLs"), have been reduced by a valuation allowance to an amount more likely than not to be realized through the future reversal of existing taxable temporary differences. Any future reversal of the valuation allowance existing at the effective date of the Company's plan of reorganization to increase the net deferred tax asset will be added to additional paid-in capital.

         There is no current income tax provision. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to (loss) income before taxes is as follows:


                                                   Fifty-three      Fifty-two       Fifty-two
                                                   weeks ended     weeks ended    weeks ended
                                                   July 3, 1999   June 27, 1998   June 28, 1997
                                                   ------------   -------------   -------------
           Statutory tax rate                           (35.0%)        (35.0%)       (35.0%)
           Change in valuation allowance                 35.0%          35.0%         35.0%
                                                         ----           ----          ----
            Effective tax rate                            0.0%           0.0%          0.0%
                                                          ===            ===           ===


         The Company has approximately $363,000 of tax basis NOLs available to offset future taxable income. Approximately $347,000 of this amount ("Section 382 NOLs") is subject to restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code Section 382 (I)(6), and the regulations thereunder, could further limit the Company's ability to use its Section 382 NOLs to offset future income to an amount approximating $5,500 annually. The remaining $16,000 of NOLs were incurred subsequent to September 2, 1995, and may be used to offset future taxable income without restriction. These NOLs will expire beginning in 2008.

         The Company also has $4,432 of federal targeted jobs tax credit carryovers, which will expire beginning in 2001.

         The Internal Revenue Service has completed its field examination of the Company's federal income tax returns for all years to and including June 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

12.      EMPLOYEE BENEFIT PLANS

         Defined Contribution Plans
         --------------------------

         The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to the union employee savings plan an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company contributes to the nonunion employee savings plan an amount equal to 100% of the employee's contribution up to 2% of the employee's pay and a minimum of 20% of the employee's contribution in excess of 2% up to 4% of employee's pay based on the Company's financial performance. The Company contributes to the Pharmhouse employee savings plan an amount equal to 100% of the employee's contribution up to one dollar of an employee's pay each week and 25% of the employee's contribution in excess of one dollar each week up to 3% of employee's pay. Employee savings plan expenses for the fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998 and the fifty-two weeks ended June 28, 1997, were $1,087, $1,009 and $980, respectively.

         Health and Welfare Plans
         ------------------------

         The Company also contributes to a multiemployer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998, and the fifty-two weeks ended June 28, 1997, were $2,050, $1,858, and $1,303, respectively.

         The Company has no postretirement health and welfare or benefits programs.

         Defined Benefit Plans
         ---------------------

         During the fifty-three weeks ended July 3, 1999, the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and the fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures no longer considered useful. It does not change the recognition or measurement of these plans. As required, the presentation of information for years prior to July 3, 1999 have been restated for comparative purposes.

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

         The Company provided pension benefits under noncontributory defined benefit pension plans to its non-union employees who had met the applicable age and service requirements specified in the plans. During fiscal 1996 the Company's Board of Directors voted to freeze the benefits accruing under its defined benefit plan that covers non-union personnel effective June 29, 1996 and to increase the Company's matching contribution to the defined contribution plan for those employees. The Company terminated its defined benefit plan that covers non-union personnel on April 30, 1998. Lump sum cash payments were made to the majority of plan participants prior to June 27, 1998. Annuities were purchased for the remaining participants during the fifty-three weeks ended July 3, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------


         The following table sets forth the funded status of the Company's defined benefit pension plans and the amounts recognized in the Company's consolidated balance sheets:

                                                                 July 3, 1999    June 27, 1998
                                                                 ------------    -------------
          Change in benefit obligation
           Benefit obligation at the beginning of the year         $    5,175       $   10,262
           Service costs with expenses                                    287              170
           Interest cost                                                  264              668
           Actuarial (gain)/loss                                          907             (235)
           Benefits paid                                               (2,041)          (7,136)
           Settlements                                                   --              1,446
                                                                        -----            -----
          Benefit obligation at end of year                             4,592            5,175
                                                                        -----            -----

          Change in plan assets
           Fair value of plan assets at beginning of year               3,589            8,829
           Actual return on plan assets                                   437            1,783
           Employer contributions                                       1,205              113
           Benefits paid                                               (2,041)          (7,136)
                                                                       ------           ------
          Fair value of plan assets at end of year                      3,190            3,589
                                                                        -----            -----

          Funded status                                                (1,402)          (1,586)
          Unrecognized transitional (asset)                              --                 (1)
          Unrecognized net actuarial loss                                 929              309
          Unrecognized prior service cost                                   1                1
                                                                        -----            -----
          Net amount recognized                                    $     (472)      $   (1,277)
                                                                   ==========       ==========

          Amounts recognized in the statement of
           financial position consist of:
            Accrued benefit liability                              $     (479)      $   (1,277)
            Intangible asset                                                1             --
            Accumulated other comprehensive incom                           6             --
                                                                        -----            -----
          Net amount recognized                                    $     (472)      $   (1,277)
                                                                   ==========       ==========




                                                                       July 3, 1999    June 27, 1998
                                                                       ------------    -------------
         Weighted-average assumptions
          Discount rate                                                       6.5 %           6.5 %
          Expected long-term rate of return on assets                         8.5 %           8.5 %
          Rate of increase in future compensation levels                      4.0 %           4.0 %



                                                          Fifty-three      Fifty-two       Fifty-two
                                                          weeks ended     weeks ended     weeks ended
                                                          July 3, 1999    June 27, 1998   June 28, 1997
                                                          ------------    -------------   -------------
         Components of net periodic benefit cost
          Service cost                                      $      286     $      170      $       85
          Interest cost                                            264            668             622
          Expected return on plan assets                          (244)          (773)           (651)
          Amortization of transition asset                         --             --              --
          Amortization of prior service cost                       --             --              --
          Recognized actuarial loss                                 46             (1)            --
                                                                  ----           ----            ----
          Net periodic pension cost                                352             64              56
          Settlement effect from lump sum cashouts                 --          (1,446)            --
                                                                  ----           ----            ----
          Net pension (income) expense                      $      352    $    (1,382)     $       56
                                                            ==========    ===========      ==========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

         The projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for the pension plan with the accumulated benefit obligations in excess of plan assets were $58, $44, and $22, respectively, as of July 3, 1999 and $34, $20, and $14, respectively, as of June 27, 1998.


13.      REORGANIZATION ITEMS AND RELATED RESERVES

         In September 1992, the Company made a decision to downsize the chain, and in October 1992 commenced a store closing program. The program involved the closing of 143 of the Company's stores that management considered not viable. In conjunction with the program to downsize the chain, the Company also consolidated its distribution centers into one location in Youngstown, Ohio and reduced corporate overhead. The Company identified for closure an additional 25 stores in fiscal 1994 and 41 stores in fiscal 1995. In August 1995 management identified 50 stores which were scheduled to be reduced in size (rightsized) and provided for the cost of rightsizing and provided a markdown reserve for the inventories which would be liquidated in the affected stores. In 1997, the rightsizing program was replaced with the "Super Phar-Mor" concept. The "Super Phar-Mor" concept involves liquidating slow-moving merchandise and utilizes the excess space to expand the existing grocery offering and adds frozen and refrigerated food.

         In March 1999, the Company recorded a reserve of approximately $800 in purchase accounting related to the planned closure of a distribution facility acquired as part of the Pharmhouse acquisition (see note 18).

         The activity in the reserve for costs of downsizing is as follows:


                                                             Fifty-three     Fifty-two       Fifty-two
                                                             weeks ended    weeks ended     weeks ended
                                                            July 3, 1999   June 27, 1998   June 28, 1997
                                                            ------------   -------------   -------------

          Balance, beginning of period                       $       967    $     1,866    $     3,451

          Costs incurred in connection with the Pharmhouse           800           --             --
          acquisition
          Charges associated with closed stores                     --             --             (462)

          Store rightsizing costs                                   (849)          (899)          (895)

          Corporate and distribution center costs                   --             --             (228)
                                                                   -----          -----          -----

          Balance, end of period                             $       918    $       967    $     1,866
                                                             ===========    ===========    ===========

         The remainder of the reserve for the costs of downsizing at July 3, 1999 is considered by management to be a reasonable estimate of the costs to be incurred related to the downsizings. To the extent additional stores or distribution centers are identified for closure at a later date or the estimates for write-downs or reserves for the current downsizing program require adjustment, such adjustments will be recognized in future periods.


14.      FINANCIAL INSTRUMENTS

         The  Company  has  financial   instruments  which  include   marketable
         securities, investments and long-term debt. The carrying values of all instruments at July 3, 1999 approximated their fair market value.

         The fair values of the instruments were based upon quoted market prices of the same or similar instruments or on the rate available to the Company for instruments of the same maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Fiscal 1999
          -----------
                                                    Thirteen       Thirteen       Thirteen        Fourteen
                                                  weeks ended     weeks ended    weeks ended    weeks ended
                                                  September 26,   December 26,     March 27,       July 3,
                                                       1998            1998          1999           1999
                                                       ----            ----          ----           ----

          Sales                                 $    269,412    $    296,989   $    290,928   $    349,210
          Gross profit                          $     50,815    $     58,704   $     55,018   $     64,124
          Net (loss) income                     $     (1,512)   $      3,747   $      1,167   $     (4,994)
          Net (loss) income per basic share     $      (0.12)   $       0.31   $       0.10   $      (0.41)
          Weighted average number of basic
            shares outstanding                    12,239,821      12,240,865     12,240,865     12,240,865
          Net (loss) income per diluted share   $      (0.12)   $       0.30   $       0.09   $      (0.41)
          Weighted average number of diluted
            shares outstanding                    12,239,821      12,362,089     12,317,051     12,240,865





         Fiscal 1998
         -----------


                                                  Thirteen          Thirteen       Thirteen       Thirteen
                                                 weeks ended      weeks ended    weeks ended     weeks ended
                                                September 27,     December 27,     March 28,      June 27,
                                                     1997             1997            1998           1998
                                                     ----             ----            ----           ----

          Sales                                 $    256,332    $    292,212   $    277,319    $    274,988
          Gross profit                          $     48,130    $     57,992   $     53,623    $     53,449
          Net (loss) income                     $     (7,571)   $      2,778   $     (4,712)   $        675
          Net (loss) income per basic share     $      (0.62)   $       0.23   $      (0.39)   $       0.06
          Weighted average number of basic
            shares outstanding                    12,159,199      12,165,353     12,229,071      12,235,865
          Net (loss) income per diluted share   $      (0.62)   $       0.23   $      (0.39)   $       0.05
          Weighted average number of diluted
            shares outstanding                    12,159,199      12,212,527     12,229,071      12,790,933



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

16.      (LOSS) INCOME PER SHARE

         During 1997, the Company adopted SFAS No. 128 "Earnings per Share." This standard requires the Company to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes the conversion of dilutive stock options and warrants into common shares. The earnings per share calculations for all periods are as follows:


                                                        Fifty-three      Fifty-two       Fifty-two
                                                        weeks ended     weeks ended     weeks ended
                                                       July 3, 1999    June 27, 1998   June 28, 1997
                                                       ------------    -------------   -------------

         BASIC (LOSS) EARNINGS PER SHARE
         -------------------------------
          Net loss available for common shares        $     (1,592)   $     (8,830)   $     (2,281)
          Basic weighted average common shares
           outstanding                                   12,240,595      12,197,371      12,157,419
          Basic earnings per share                    $       (.13)   $       (.72)   $       (.19)


         DILUTED (LOSS) EARNINGS PER SHARE
         ---------------------------------
          Net loss available for common shares        $     (1,592)   $     (8,830)   $     (2,281)
          Diluted weighted average common shares        12,240,595      12,197,371      12,157,419
          Diluted earnings per share                  $       (.13)   $       (.72)   $       (.19)


         There  were  3,710,234,   2,616,167  and  1,320,817   options  for  the
         fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998 and the fifty-two weeks ended June 28, 1997, respectively, and 1,250,000 warrants for the fifty-three weeks ended July 3, 1999, the fifty-two weeks ended June 27, 1998 and the fifty-two weeks ended June 28, 1997 excluded from the calculation of diluted (loss) income per share as they would have had an anti-dilutive effect on (loss) income per share.

17.      LITIGATION

         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact on the Company's consolidated financial position.


18.      BUSINESS COMBINATIONS

         The Company entered into an Agreement and Plan of Reorganization dated September 7, 1996 (as amended as of October 9, 1996) with ShopKo Stores, Inc. ("ShopKo") and Cabot Noble, Inc. ("Cabot Noble").

         On April 1, 1997, the Company, ShopKo and Cabot Noble entered into a Termination Agreement mutually terminating the Agreement Plan of Reorganization effective as of April 1, 1997.

         On March 15, 1999, the Company completed the merger of its wholly owned subsidiary Pharmacy Acquisition Corp. ("PAC") with and into Pharmhouse Corp. ("Pharmhouse"), pursuant to the Agreement and Plan of Merger dated as of December 17, 1998 among Phar-Mor, PAC and Pharmhouse (the "Merger Agreement"). As a result of the merger Pharmhouse became a wholly owned subsidiary of Phar-Mor. In addition, subject to the terms of the Merger Agreement, each share of the common stock of Pharmhouse was converted into the right to receive $2.88 per share in cash (the "Merger"). The total purchase price payable in connection with the Merger was approximately $34,200, consisting of $7,500 in cash and the assumption of $26,700 in debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
- --------------------------------------------------------------------------------

         Phar-Mor and PAC financed the payment of the purchase price and all other fees and expenses associated with the Merger through cash from operations and from borrowings under the Company's Amended Revolving Credit Facility.

         The Company used its excess cash position and excess availability under its Amended Revolving Credit Facility to pay off $26,700 in debt that was assumed as part of the merger with Pharmhouse.

         The Merger was accounted for under the purchase method of accounting. The results of operations of Pharmhouse from March 16, 1999 through July 3, 1999 have been included in the Consolidated Statements of Operations for the fifty-three weeks ended July 3, 1999. The total purchase price payable in connection with the Merger was approximately $34,200, consisting of $7,500 in cash and the assumption of $26,700 in debt. Goodwill is being amortized using the straight-line method over a period of 25 years. The fair value of the assets acquired and liabilities assumed was as follows:

                  Identifiable assets acquired                         $54,962
                  Liabilities assumed                                  (61,954)
                  Goodwill                                              14,866
                                                                        ------
                  Cash paid                                             $7,874
                                                                        ======

         The following supplemental pro forma information is presented as though the companies combined at the beginning of the respective periods:


                                               Fifty-three weeks      Fifty-two weeks
                                              ended July 3, 1999    ended June 27, 1998
                                              ------------------    -------------------
          Sales                                     $ 1,337,222             $ 1,293,956
                                                    ===========             ===========
          Net loss                                  $   (10,171)            $   (13,377)
                                                    ===========             ===========
          Basic and diluted loss per common share   $      (.83)            $     (1.10)
                                                    ===========             ===========

         Pharmhouse operated 32 discount drug stores in eight mid-Atlantic and New England states under the names "Pharmhouse" and "Rx Place".

                                                                                        Schedule II
VALUATION AND QUALIFYING ACCOUNTS


                                                       Balance at    Charged to                   Balance at
                                                       beginning     costs and    Deductions-       end of
              Description                               of period      expense    Charge-offs       period
              -----------                               ---------      -------     -----------      ------

              Allowance for doubtful accounts
              -------------------------------

              52 weeks ended June 28, 1997                 4,191          1,382        (2,870)         2,703

              52 weeks ended June 27, 1998                 2,703           (186)       (1,115)         1,402

              53 weeks ended July 3 1999                   1,402          2,097        (1,755)         1,744



              Inventory shrink reserve
              ------------------------

              52 weeks ended June 28, 1997                 6,469         13,122       (13,968)         5,623

              52 weeks ended June 27, 1998                 5,623          6,310        (8,009)         3,924

              53 weeks ended July 3, 1999                  3,924          9,741        (7,839)         5,826



              Inventory markdown reserve
              --------------------------

              52 weeks ended June 28, 1997                 5,361            -          (4,616)           745

              52 weeks ended June 27, 1998                   745            -            (745)            -

              53 weeks ended July 3, 1999                     -             -              -              -
