Form 10-Q
period 1999-10-02
PHAR MOR INC
filed 1999-11-03
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     Quarterly  report  pursuant  to  Section 13 or 15(d) of the  Securities
-------- Exchange Act of 1934

         For the quarterly period ended October 2, 1999 Commission File Number 0-27050
         -------

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934 For the transition period from________ to ________


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


As of October 20, 1999, 12,240,865 shares of the registrant's common stock were outstanding .

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED OCTOBER 2, 1999


                                    I N D E X


                                                                           Page

Part I:  Financial Information

         Item 1.  Financial Statements

            Condensed  Consolidated  Balance Sheets as of October
            2, 1999 and July 3, 1999                                          3

            Condensed  Consolidated   Statements  of  Operations  for  the
            Thirteen Weeks Ended October 2, 1999 and September 26, 1998       4

            Condensed  Consolidated  Statements of Comprehensive  Loss for
            the Thirteen  Weeks Ended  October 2, 1999 and  September  26,
            1998                                                              5

            Condensed  Consolidated  Statements  of  Cash  Flows  for  the
            Thirteen Weeks Ended October 2, 1999 and September 26, 1998       6

            Notes to  Condensed  Consolidated  Financial
            Statements                                                        7

         Item 2.  Management's  Discussion  and  Analysis of  Financial
         Condition and Results of Operations                                  8

Part II: Other Information

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities                                      11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           12

         Signatures                                                          13

         Exhibit Index                                                       14

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


ASSETS                                                            (Unaudited)
                                                                   October 2,     July 3,
                                                                      1999         1999
                                                                      ----         ----

Current assets:
 Cash and cash equivalents                                         $  15,867    $  17,346
 Marketable securities                                                 1,541        3,254
 Accounts receivable - net                                            31,775       28,293
 Merchandise inventories                                             231,979      218,945
 Prepaid expenses and other current assets                             6,333        7,418
                                                                     -------      -------
      Total current assets                                           287,495      275,256

 Property and equipment - net                                         93,545       93,738
 Goodwill                                                             16,079       16,234
 Deferred tax asset                                                    9,331        9,254
 Investments                                                          13,504        8,314
 Investment in Avatex                                                  2,476        2,608
 Other assets                                                          4,978        5,133
                                                                     -------      -------

      Total assets                                                 $ 427,408    $ 410,537
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $ 111,161    $ 119,843
 Accrued expenses and other current liabilities                       37,624       37,104
 Current portion of long-term debt and capital lease obligations       8,946        8,946
                                                                     -------      -------
      Total current liabilities                                      157,731      165,893

Long-term debt and capital lease obligations                         171,819      142,947
Long-term self insurance reserves                                      8,299        8,032
Deferred rent and unfavorable lease liability - net                   11,194       11,073
                                                                     -------      -------
      Total liabilities                                              349,043      327,945
                                                                     -------      -------

Commitments and contingencies

Minority interests                                                       535          535
                                                                     -------      -------

Stockholders' equity:
 Preferred stock                                                        --           --
 Common stock                                                            122          122
 Additional paid-in capital                                           90,007       90,007
 Stock options outstanding                                             2,200        2,105
 Other comprehensive income (loss):
  Unrealized loss on investment in Avatex                               (131)        --
 Retained deficit                                                    (14,368)     (10,177)
                                                                     -------      -------
      Total stockholders' equity                                      77,830       82,057
                                                                     -------      -------

      Total liabilities and stockholders' equity                   $ 427,408    $ 410,537
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

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       Thirteen           Thirteen
                                                      Weeks Ended        Weeks Ended
                                                    October 2, 1999   September 26, 1998
                                                    ---------------   ------------------

Sales                                                 $    317,835    $    269,412

Less:
 Cost of goods sold, including occupancy and
      distribution costs                                   256,783         218,597
 Selling, general and administrative expenses               53,455          42,461
 Depreciation and amortization                               7,175           5,738
                                                           -------         -------

Income from operations before interest expense,
interest income, investment loss and income taxes              422           2,616

Interest expense                                            (4,554)         (3,991)
Interest income                                                  9             488
Investment loss                                                (68)           (625)
                                                           -------         -------

Loss before income taxes                                    (4,191)         (1,512)

Income taxes                                                  --              --
                                                           -------         -------

Net loss                                              $     (4,191)   $     (1,512)
                                                      ============    ============

Basic and diluted loss per common share               $       (.34)   $       (.12)
                                                      ============    ============

Weighted average number of basic and diluted common
shares outstanding                                      12,240,865      12,239,821


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                    Thirteen            Thirteen
                                                   Weeks Ended        Weeks Ended
                                                October 2, 1999     September 26, 1998
                                                ---------------     ------------------

Net loss                                             $(4,191)           $(1,512)

Other comprehensive loss:
Unrealized loss on securities:
 Unrealized holding loss on investment in Avatex
  arising during period                                 (131)            (2,308)
                                                      ------             ------
Comprehensive loss                                   $(4,322)           $(3,820)
                                                     =======            =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Thirteen            Thirteen
                                                          Weeks Ended        Weeks Ended
                                                        October 2, 1999   September 26, 1998
                                                        ---------------   ------------------
OPERATING ACTIVITIES
Net loss                                                 $     (4,191)   $     (1,512)
Adjustments to reconcile net loss to net cash used for
 operating activities:
 Items not requiring the outlay of cash:
  Depreciation                                                  4,641           3,682
  Amortization of video rental tapes                            2,241           1,981
  Stock option expense                                             95             183
  Amortization of deferred financing costs and goodwill           361             105
  Unrealized gain on equity investments                          (590)           --
  Deferred rent                                                   121              11
 Changes in assets and liabilities:
  Accounts receivable                                          (3,482)         (2,027)
  Marketable securities                                         1,713           2,463
  Merchandise inventories                                     (14,821)            137
  Prepaid expenses                                              1,008             659
  Other assets                                                    (51)            326
  Accounts payable                                            (22,088)         (7,103)
  Accrued expenses and other current liabilities                  699          (6,236)
                                                              -------         -------
Net cash used for operating activities                        (34,344)         (7,331)
                                                              -------         -------

INVESTING ACTIVITIES
 Additions to rental videotapes                                  (454)         (1,850)
 Additions to property and equipment                           (4,448)         (7,743)
 Investment in Avatex                                            --            (1,000)
 Investment in equity securities                               (4,600)           (251)
                                                              -------         -------
Net cash used for investing activities                         (9,502)        (10,844)
                                                              -------         -------

FINANCING ACTIVITIES
 Borrowings under revolving credit facility                    30,969            --
 Bank overdrafts                                               13,495            --
 Principal payments on long-term debt                            (446)           (977)
 Principal payments on capital lease obligations               (1,651)         (1,607)
 Issuance of common stock                                        --                31
                                                              -------         -------
Net cash from (used for) financing activities                  42,367          (2,553)
                                                              -------         -------

 Decrease in cash and cash equivalents                         (1,479)        (20,728)
 Cash and cash equivalents, beginning of period                17,346          44,655
                                                              -------         -------
 Cash and cash equivalents, end of period                $     15,867    $     23,927
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

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen weeks ended October 2, 1999 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending July 1, 2000.

2.       NEW ACCOUNTING PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130
         establishes  standards  for  reporting  comprehensive  income  and  its components, some of which have been historically excluded from the Consolidated Statement of Operations and recorded directly to the equity section of an entity's statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS No. 130 in fiscal year
         1999 and has elected to include the required items of other comprehensive income in its Condensed Consolidated Statements of Comprehensive Income (Loss). The Company reported other comprehensive income (loss) in each of the first three quarters of fiscal year 1999, however in the fourth quarter the Company recorded an other than temporary impairment write-down in its statement of operation which effectively eliminated the other comprehensive income (loss) for fiscal year 1999.

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

3.       LITIGATION
         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact on the Company's consolidated financial position.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended October 2, 1999 versus
    Thirteen Weeks Ended September 26, 1998

Sales for the first quarter of fiscal year 2000 ("Fiscal 2000") increased 18.0% compared to the first quarter of fiscal year 1999 ("Fiscal 1999"). Sales increased 14.2% due to the acquisition of the 32 Pharmhouse stores which were acquired in March 1999. Comparable store sales increased 3.4% from $266,152 for Fiscal 1999 to $275,067 for Fiscal 2000. The increase in comparable store sales was primarily due to a 9.2% comparable store pharmacy sales increase.

Cost of sales as a percentage of sales was 80.8% in Fiscal 2000 compared to 81.1% in Fiscal 1999, a 0.3% improvement. The improvement is primarily due to increased vendor income related to the remerchandising activities in the Pharmhouse stores partially offset by lower video rental tape sales. In the last year the Company closed approximately one half of its poorer performing video rental departments and liquidated the video rental tape inventory in those stores.

Selling, general and administrative expenses as a percentage of sales were 16.8% in Fiscal 2000 compared to 15.8% in Fiscal 1999. This increase was primarily due to higher wages, advertising and other store operating expenses as a percentage of sales due to the inclusion of the lower volume Pharmhouse stores partially offset by lower corporate expenses as a percentage of sales.

Depreciation and amortization expense was $7,175 in Fiscal 2000 compared to $5,738 in Fiscal 1999, an increase of $1,437. The increase is the result of depreciation on capital expenditures made since the first quarter of Fiscal 1999 and the depreciation and amortization on the assets acquired in the Pharmhouse acquisition.

Interest income was $9 in Fiscal 2000 compared to interest income of $488 in Fiscal 1999, a $479 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in Fiscal 2000.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of October 2, 1999 was $15,867. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $43,763 at October 2, 1999.

The Amended Facility expires on March 14, 2002.

Thirteen weeks ended October 2, 1999

During the thirteen weeks ended October 2, 1999, the Company's cash position decreased by $1,479. Net cash used by operating activities was $34,344. The major uses of cash from operating activities were for an increase in accounts receivable of $3,482, an increase in inventories of $14,821 in anticipation of the holiday season and a decrease in accounts payable of $22,088 due to the timing of payments.

Capital expenditures of $4,448, additions to video rental tapes of $454 and an additional $4,600 investment in equity securities were paid for with the Company's revolving credit facility.

Net cash from financing activities of $42,367 consisted of borrowings under the revolving credit facility and increases in bank overdrafts partially offset by principal payments on lease obligations of $1,651 and principal payments on term debt of $446.

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

As of October 2, 1999, the Company has incurred approximately $1,300 related to the assessment of, and efforts in connection with, its Year 2000 program and remediation plan. The Company has completed all of the software modifications necessary to make its systems Year 2000 compliant and anticipates no future expenditures for software modifications will be necessary. Future spending for hardware purchases required for Year 2000 are currently estimated to be approximately $200. The Company has accelerated by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system is Year 2000 compliant. These expenditures are not expected to have a material impact on the Company's operating results, liquidity and capital resources.

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 15.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 2, 1999

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  November 3, 1999                   By:   /s/ Sankar Krishnan
                                                -------------------
                                                    Sankar Krishnan
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date:  November 3, 1999                   By:   /s/ John R. Ficarro
                                                -------------------
                                                    John R. Ficarro
                                                    Senior Vice President and
                                                    Chief Administrative Officer

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