Form 10-Q
period 2000-01-01
PHAR MOR INC
filed 2000-02-07
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     Quarterly  report  pursuant  to  Section 13 or 15(d) of the  Securities
-------- Exchange Act of 1934

         For the quarterly period ended January 1, 2000 Commission File Number 0-27050
         -------

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

On January 13, 2000, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,207,979 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED JANUARY 1, 2000


                                    I N D E X


                                                                           Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed  Consolidated  Balance Sheets as of January 1,
              2000 and July 3, 1999                                          3

              Condensed Consolidated  Statements of Operations for the
              Thirteen Weeks Ended January 1, 2000 and December 26, 1998     4

              Condensed Consolidated Statements of Operations for the
              Twenty-six Weeks Ended January 1, 2000 and December 26, 1998   5

              Condensed Consolidated Statements of Cash Flows for the
              Twenty-six Weeks Ended January 1, 2000 and December 26, 1998   6

              Notes to Condensed Consolidated Financial Statements           7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Part II: Other Information

         Item 1.  Legal Proceedings                                         12
         Item 2.  Changes in Securities                                     12
         Item 3.  Defaults Upon Senior Securities                           12
         Item 4.  Submission of Matters to a Vote of Security Holders       12
         Item 5.  Other Information                                         12
         Item 6.  Exhibits and Reports on Form 8-K                          12
         Signatures                                                         13
         Exhibit Index                                                      14

                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)


ASSETS                                                     (Unaudited)
                                                            January 1,     July 3,
                                                               2000          1999
                                                               ----          ----
Current assets:
  Cash and cash equivalents                                 $  14,275    $  17,346
  Marketable securities                                          --          3,254
  Accounts receivable - net                                    30,917       28,293
  Merchandise inventories                                     220,272      218,945
  Prepaid expenses and other current assets                     5,336        7,418
                                                                -----        -----
          Total current assets                                270,800      275,256

Property and equipment - net                                   94,607       93,738
Goodwill                                                       15,919       16,234
Deferred tax asset                                              6,508        9,049
Investments                                                    18,797        8,314
Investment in Avatex                                            4,366         --
Other assets                                                    4,620        5,133
                                                                -----        -----

          Total assets                                      $ 415,617    $ 407,724
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $  95,367    $ 119,843
  Accrued expenses and other current liabilities               43,501       37,104
  Current portion of long-term debt and capital
    lease obligations                                           7,554        8,946
                                                                -----        -----
          Total current liabilities                           146,422      165,893

Long-term debt and capital lease obligations                  167,697      142,947
Long-term self insurance reserves                               8,235        8,032
Deferred rent and unfavorable lease liability - net            10,819       11,073
                                                               ------       ------
          Total liabilities                                   333,173      327,945
                                                              -------      -------

Commitments and contingencies                                    --           --
Minority interests                                                535          535
                                                               ------       ------

Stockholders' equity:
  Preferred stock                                                --           --
  Common stock                                                    122          122
  Additional paid-in capital                                   90,007       90,007
  Stock options outstanding                                     2,200        2,105
  Retained deficit                                             (4,061)      (7,989)
                                                               ------       ------
                                                               88,268       84,245
  Less: equity in cost of common stock of the Corporation
      held by Avatex, Inc.                                     (6,359)      (5,001)
                                                               ------       ------
        Total stockholders' equity                             81,909       79,244
                                                               ------       ------

        Total liabilities and stockholders' equity          $ 415,617    $ 407,724
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

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                               Thirteen             Thirteen
                                                              Weeks Ended         Weeks Ended
                                                            January 1, 2000    December 26, 1998
                                                            ---------------    -----------------

Sales                                                          $    350,411    $    296,989

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                            280,350         238,285
  Selling, general and administrative expenses                       53,993          43,595
  Depreciation and amortization                                       6,092           5,683
                                                                      -----           -----
Income from operations before interest expense, interest
 income, investment income (loss), income taxes and
 extraordinary gain                                                   9,976           9,426


Interest expense                                                     (4,884)         (3,893)
Interest income                                                          11             283

Investment income (loss)                                              5,290            (579)
                                                                      -----            ----
Income before income taxes and extraordinary gain                    10,393           5,237

Income taxes                                                          2,481           1,490
                                                                      -----           -----
Income before extraordinary gain                                      7,912           3,747

Extraordinary gain on extinguishment of debt - net of
  $137 tax                                                              206             --
                                                                      -----           -----
Net income                                                     $      8,118    $      3,747
                                                               ============    ============
Income per basic common share:
  Income before extraordinary gain                             $        .69    $        .33
  Extraordinary gain                                                    .02              --
                                                                      -----           -----
  Net income                                                   $        .71    $        .33
                                                               ============    ============
Income per diluted common share:
  Income before extraordinary gain                             $        .69    $        .32
  Extraordinary gain                                                    .02              --
                                                                      -----           -----
  Net income                                                   $        .71    $        .32
                                                               ============    ============

Weighted average number of basic common shares outstanding       11,383,411      11,516,220
Weighted average number of diluted common shares outstanding     11,383,411      11,637,444


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                Twenty-six        Twenty-six
                                                               Weeks Ended       Weeks Ended
                                                             January 1, 2000    December 26, 1998
                                                             ---------------    -----------------

Sales                                                           $    668,246    $    566,401

Less:
 Cost of goods sold, including occupancy and
      distribution costs                                             537,133         456,882
  Selling, general and administrative expenses                       107,448          86,056
  Depreciation and amortization                                       13,267          11,421
                                                                      ------          ------
Income from operations before interest expense, interest
 income, investment income (loss), income taxes and
 extraordinary gain                                                   10,398          12,042


Interest expense                                                      (9,438)         (7,884)
Interest income                                                           20             771

Investment income (loss)                                               5,222          (1,204)
                                                                       -----          ------
Income before income taxes and extraordinary gain                      6,202           3,725

Income taxes                                                           2,481           1,490
                                                                       -----           -----
Income before extraordinary gain                                       3,721           2,235

Extraordinary gain on extinguishment of debt- net of $137 tax            206            --
                                                                       -----           -----

Net income                                                      $      3,927    $      2,235
                                                                ============    ============
Income per basic common share:
  Income before extraordinary gain                              $        .32    $        .19
  Extraordinary gain                                                     .02            --
                                                                       -----           -----
  Net income                                                    $        .34    $        .19
                                                                ============    ============
Income per diluted common share:
  Income before extraordinary gain                              $        .32    $        .19
  Extraordinary gain                                                     .02            --
                                                                       -----           -----
  Net income                                                    $        .34    $        .19
                                                                ============    ============

Weighted average number of basic common shares outstanding        11,449,798      11,529,110
Weighted average number of diluted common shares outstanding      11,449,798      11,589,722


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Twenty-six       Twenty-six
                                                          Weeks Ended      Weeks Ended
                                                        January 1, 2000   December 26, 1998
                                                        ---------------   -----------------

OPERATING ACTIVITIES
  Net income                                                  $  3,927    $  2,235
  Adjustments to reconcile net income to net
    cash (used for) provided by operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                               9,257       7,712
      Amortization of video rental tapes                         3,306       3,566
      Stock option expense                                          95         367
      Amortization of deferred financing costs and goodwill        838         138
      Deferred income taxes                                      2,618       1,490
      Deferred rent                                               (254)        414
      Gain on equity method investment                          (5,883)       (387)
      Gain on extinguishment of debt                              (343)       --
    Changes in assets and liabilities:
      Accounts receivable                                       (2,624)     (5,646)
      Marketable securities                                      3,254       5,417
      Merchandise inventories                                   (3,828)    (10,723)
      Prepaid expenses                                           2,005         618
      Other assets                                                 (10)        164
      Accounts payable                                         (20,151)      9,693
      Accrued expenses and other current liabilities             6,615      (1,025)
                                                                 -----      ------
  Net cash (used for) provided by operating activities          (1,178)     14,033
                                                                ------      ------

INVESTING ACTIVITIES
  Additions to rental videotapes                                  (805)     (3,889)
  Additions to property and equipment                          (10,161)    (14,831)
  Proceeds on sale of property and equipment                        33         113
  Investment in Avatex                                          (5,724)     (1,000)
  Loan to Pharmhouse Corp.                                        --        (2,000)
  Investment in equity securities                               (4,600)     (2,041)
                                                                ------      ------
  Net cash used for investing activities                       (21,257)    (23,648)
                                                               -------     -------

FINANCING ACTIVITIES
  Borrowings under revolving credit facility                    31,032        --
  Bank overdrafts                                               (4,337)       --
  Principal payments on long-term debt                          (3,672)     (1,828)
  Principal payments on capital lease obligations               (3,659)     (3,518)
  Additions to long-term debt                                     --           250
  Issuance of common stock                                        --            31
                                                               -------     -------
  Net cash provided by (used for) financing activities          19,364      (5,065)
                                                               -------     -------

  Decrease in cash and cash equivalents                         (3,071)    (14,680)
  Cash and cash equivalents, beginning of period                17,346      44,655
                                                               -------     -------
  Cash and cash equivalents, end of period                    $ 14,275    $ 29,975
                                                              ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the twenty-six weeks ended January 1, 2000 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending July 1, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

3.       LITIGATION
         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact of the Company's consolidated financial position or results of operations.

4. INVESTMENT IN AVATEX On December 6, 1999, the Company invested $5,724 to purchase an additional 2,862,400 shares of Avatex common stock, increasing its investment from 15.1% to approximately 25.2% of Avatex's total outstanding common stock. Accordingly, the Company changed its method of accounting for the investment from cost to equity basis as required by generally accepted accounting principles and treats Avatex's investment in the Company's common stock similar to treasury stock, with a reduction in the number of shares outstanding for calculating earnings per share of 1,207,979. The financial statements of prior years have been restated to reflect the adoption of the equity method in a manner consistent with the accounting for a step-by-step acquisition of Avatex. The effect of the restatement was to increase net income for fiscal 1999 by $2,188, eliminate comprehensive income
         (loss) for all prior periods and reclassify all of the Company's investment in Avatex common stock prior to fiscal 2000 from Investment in Avatex to Equity in cost of common stock of the Corporation held by Avatex, Inc. on the Condensed Consolidated Balance Sheets.

         The Company's investment in Avatex includes the unamortized excess of the Company's investment over its equity in Avatex's net assets. This excess was $3,628 at January 1, 2000 and is being amortized on a straight-line basis over 20 years.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended January 1, 2000 versus
    Thirteen Weeks Ended December 26, 1998

Sales for the second quarter of fiscal year 2000 ("Fiscal 2000") increased 18.0% compared to the second quarter of fiscal year 1999 ("Fiscal 1999") primarily due to the acquisition of the 32 Pharmhouse stores which were acquired in March 1999. Comparable store sales increased 3.2% from $293,338 for Fiscal 1999 to $302,720 for Fiscal 2000. The increase in comparable store sales was primarily due to an 10.7% increase in comparable pharmacy store sales.

Cost of sales as a percentage of sales was 80.0% in Fiscal 2000 compared to 80.2% in Fiscal 1999, a decrease of 0.2% of sales. The decrease was due to higher product margins in the Pharmhouse stores combined with lower occupancy costs as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 15.4% in Fiscal 2000 compared to 14.7% in Fiscal 1999, an increase of 0.7% of sales. This increase was primarily due to higher wages and other store operating expenses as a percentage of sales partially offset by lower corporate expenses as a percentage of sales. The increase in wages was due to the inclusion of the lower volume Pharmhouse stores and a 5% increase in the average hourly rate paid to store level employees. The market for pharmacists is very competitive and as a result the average hourly rate paid to pharmacists has increased 9% over the past year. The increase in other expenses was primarily due to the inclusion of the lower volume Pharmhouse stores and increases in credit card fees due to an increase in the interchange fees charged by VISA and Master Card and higher repairs and maintenance expenses due to the relamping of approximately one third of the Phar-Mor stores in the first six months of the fiscal year.

Depreciation and amortization expense was $6,092 in Fiscal 2000 compared to $5,683 in Fiscal 1999, an increase of $409. Depreciation expense increased $588 as a result of an increase in depreciation on capital expenditures made since the second quarter of Fiscal 1999 and the depreciation on the assets acquired in the Pharmhouse acquisition. Amortization of goodwill and other intangibles increased $317 as a result of the assets acquired in the Pharmhouse acquisition. These increases were partially offset by a $496 decrease in video tape amortization due to the closure of approximately one half of its poorer performing video rental departments in the past year combined with lower video rental tape purchases in continuing video rental departments.

Interest income was $11 in Fiscal 2000 compared to interest income of $283 in Fiscal 1999, a $272 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in Fiscal 2000.

Investment income was $5,290 in Fiscal 2000 compared to an investment loss of $579 in Fiscal 1999, a $5,869 increase. The increase was primarily due to a $5,347, or 81%, increase in the value of the Company's limited partnership interest in an investment partnership.

The Company repurchased $3,110 of its 11.72% senior notes during Fiscal 2000 at a discount that resulted in a pretax extraordinary gain of $343.

Twenty-six Weeks Ended January 1, 2000 versus
    Twenty-six Weeks Ended December 26, 1998

Sales for the twenty-six weeks ended January 1, 2000 increased 18.0% due to the acquisition of the 32 Pharmhouse stores which were acquired in March 1999. Comparable store sales increased 3.3% from $559,489 for the twenty-six weeks ended December 26, 1998 to $577,787 for the twenty-six weeks ended January 1, 2000. The increase in comparable store sales was primarily due to a 10.0% comparable store pharmacy sales increase.

Cost of sales as a percentage of sales was 80.4% in the twenty-six weeks ended January 1, 2000, compared to 80.7% in the twenty-six weeks ended December 26, 1998, a 0.3% improvement. The improvement is primarily due to increased vendor income related to the remerchandising activities in the Pharmhouse stores partially offset by lower video rental tape sales. In the last year the Company closed approximately one half of its poorer performing video rental departments and liquidated the video rental tape inventory in those stores.


Selling, general and administrative expenses as a percentage of sales were 16.1% in the twenty-six weeks ended January 1, 2000 compared to 15.2% in the twenty-six weeks ended December 26, 1998. This increase was primarily due to higher wages, advertising and other store operating expenses as a percentage of sales due to the inclusion of the lower volume Pharmhouse stores partially offset by lower corporate expenses as a percentage of sales.

Depreciation and amortization expense was $13,267 in the twenty-six weeks ended January 1, 2000 compared to $11,421 in the twenty-six weeks ended December 26, 1998, an increase of $1,846. The increase is the result of depreciation on capital expenditures made since the second quarter of Fiscal 1999 and the depreciation and amortization on the assets acquired in the Pharmhouse acquisition.

Interest income was $20 in the twenty-six weeks ended January 1, 2000 compared to interest income of $771 in the twenty-six weeks ended December 26, 1998, a $751 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in the twenty-six weeks ended January 1, 2000.

Investment income was $5,222 in Fiscal 2000 compared to an investment loss of $1,204 in Fiscal 1999, a $6,426 increase. The increase was primarily due to a $5,980, or 100%, increase in the value of the Company's limited partnership interest in an investment partnership.

The Company  repurchased $3,110 of its 11.72% senior notes during the twenty-six
weeks  ended   January  1,  2000  at  a  discount  that  resulted  in  a  pretax extraordinary gain of $343.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of January 1, 2000 was $14,275. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $43,818, at January 1, 2000.

The Amended Facility expires on March 14, 2002.

Twenty-six weeks ended January 1, 2000

During the twenty-six weeks ended January 1, 2000, the Company's cash position decreased by $3,071. Net cash used for operating activities was $1,178. The major sources of cash from operating activities were net income of $3,927, depreciation expense of $9,257, amortization of video rental tapes of $3,306, decrease in marketable securities of $3,254 and an increase in accrued expenses and other current liabilities of $6,615 offset by a decrease in accounts payable of $20,151, an increase in merchandise inventories of $3,828 and an increase in accounts receivable of $2,624.

Capital expenditures of $10,161, additions to video rental tapes of $805, an investment in equity securities of $4,600 and an additional $5,724 investment in Avatex were paid for with the Company's revolving credit facility.

Net cash provided by financing activities of $19,364 consisted of borrowings under the revolving credit facility partially offset by decreases in bank overdrafts, principal payments on lease obligations and principal payments on term debt.

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

Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

Certain Company information systems had potential operational problems in connection with applications that contain a date and/or use a date in a comparative manner as the date transitions into the Year 2000. The Company implemented a comprehensive program to identify and remediate potential problems related to the Year 2000 in its information systems, infrastructure, logistics and retail facilities. In addition, the Company initiated formal communication with all of its significant vendors and other external interfaces to determine the extent to which the Company was vulnerable to a third-party's failure to remediate their own potential problems related to the Year 2000. The inability of the Company or significant vendors and/or external interfaces of the Company to adequately address Year 2000 issues could have caused disruption of the Company's systems.

The Company completed all of the software modifications necessary to make its systems Year 2000 compliant and as a result has not experienced any operational problems or disruptions as of January 28, 2000

The Company incurred approximately $1,300 related to the assessment of, and efforts in connection with, its Year 2000 program and remediation plan. The
Company accelerated by one year the purchase of approximately $5,000 in replacement hardware in order to ensure the associated system was Year 2000 compliant.

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

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on December 10, 1999. The Company received proxies from holders of 11,283,354 shares of the Company's common stock which constituted more than a majority of all shares issued and outstanding (12,240,865 shares) at the close of business on October 1, 1999. The holders of at least 11,007,713 shares of common stock voted for the election of Monroe Osterman as director of the Corporation to hold office for three years until the 2002 Annual Meeting and until his successor is duly elected and qualified or until his resignation or removal.

                  The second proposal was for an amendment to the Phar-Mor Director Stock Plan to change the annual automatic grant date to July 1. The proposal passed as follows: 10,530,734 shares in favor; 362,108 shares against; and 390,512 shares abstaining.

                  The third proposal was for the appointment of the firm of Deloitte & Touche LLP to be the Company's independent accountants for the fiscal year ending July 1, 2000. The proposal passed as follows: 11,080,703 shares in favor; 194,011 shares against; and 8,640 shares abstaining.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 14.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended January 1, 2000

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  February 7, 2000                By:   /s/ Sankar Krishnan
                                         -----------------------
                                                 Sankar Krishnan
                                                 Senior Vice President and Chief
                                                   Financial Officer



Date:  February 7, 2000               By:   /s/ John R. Ficarro
                                        -----------------------
                                                John R. Ficarro
                                                Senior Vice President and Chief
                                                   Administrative Officer

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

****10.2 Amendment to the Supply Agreement dated November 5, 1999 between Phar-Mor, Inc. LLC and its affiliates and McKesson Drug Company, a division of McKesson HBOC, Inc.

27                Financial Data Schedule
--------------------------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on November 2, 1998

**** Confidential treatment requested. The redacted material, indicated by [*], has been separately filed with the Commission.