Form 10-Q
period 2000-04-01
PHAR MOR INC
filed 2000-05-11
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     Quarterly  report  pursuant  to  Section 13 or 15(d) of the  Securities
-------- Exchange Act of 1934

         For the quarterly period ended April 1, 2000 Commission File Number 0-27050
         -------

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


On April 13, 2000, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,207,979 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                         PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED APRIL 1, 2000


                                    I N D E X


                                                                           Page
--------------------------------------------------------------------------------
Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of  April 1,
              2000 and July 3, 1999                                           3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended April 1, 2000 and March 27, 1999           4

              Condensed Consolidated Statements of Operations for the
              Thirty-nine Weeks Ended April 1, 2000 and March 27, 1999        5

              Condensed Consolidated Statements of Cash Flows for the
              Thirty-nine Weeks Ended April 1, 2000 and March 27, 1999        6

              Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

Part II: Other Information

         Item 1.  Legal Proceedings                                          13
         Item 2.  Changes in Securities                                      13
         Item 3.  Defaults Upon Senior Securities                            13
         Item 4.  Submission of Matters to a Vote of Security Holders        13
         Item 5.  Other Information                                          13
         Item 6.  Exhibits and Reports on Form 8-K                           13
         Signatures                                                          14
         Exhibit Index                                                       15


                         PHAR-MOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                   (Unaudited)
                                                           April 1,     July 3,
                                                             2000         1999
                                                             ----         ----
Current assets:
  Cash and cash equivalents                              $  15,593    $  17,346
  Marketable securities                                       --          3,254
  Accounts receivable - net                                 27,962       28,293
  Merchandise inventories                                  216,772      218,945
  Prepaid expenses and other current assets                  6,679        7,418
                                                           -------      -------
          Total current assets                             267,006      275,256

Property and equipment - net                                92,757       93,738
Goodwill                                                    15,761       16,234
Deferred tax asset                                           7,734        9,049
Investments                                                 25,341        8,314
Investment in Avatex                                         4,084         --
Other assets                                                 4,530        5,133
                                                           -------      -------

          Total assets                                   $ 417,213    $ 407,724
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                       $  98,511    $ 119,843
  Accrued expenses and other current liabilities            39,369       37,104
  Current portion of long-term debt and capital lease
    obligations                                              6,559        8,946
                                                           -------      -------
          Total current liabilities                        144,439      165,893

Long-term debt and capital lease obligations               173,536      142,947
Long-term self insurance reserves                            8,047        8,032
Deferred rent and unfavorable lease liability - net         10,587       11,073
                                                           -------      -------
          Total liabilities                                336,609      327,945
                                                           -------      -------

Commitments and contingencies                                 --           --
Minority interests                                             535          535
                                                           -------      -------

Stockholders' equity:
  Preferred stock                                             --           --
  Common stock                                                 122          122
  Additional paid-in capital                                90,007       90,007
  Stock options outstanding                                  2,200        2,105
  Retained deficit                                          (5,901)      (7,989)
                                                           -------      -------
                                                            86,428       84,245
  Less: equity in cost of common stock of the Company
    held by Avatex, Inc                                     (6,359)      (5,001)
                                                           -------      -------
        Total stockholders' equity                          80,069       79,244
                                                           -------      -------

        Total liabilities and stockholders' equity       $ 417,213    $ 407,724
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



                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                  Thirteen        Thirteen
                                                                 Weeks Ended    Weeks Ended
                                                                April 1, 2000  March 27, 1999
                                                                -------------  --------------

Sales                                                          $    308,663    $    290,928

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                            254,103         235,910
  Selling, general and administrative expenses                       50,635          44,388
  Depreciation and amortization                                       5,741           6,086
                                                               ------------    ------------
(Loss) income from operations before interest expense,
  interest income, investment income, equity in loss of
  affiliates, income taxes and extraordinary gain                    (1,816)          4,544

Interest expense                                                     (4,672)         (3,877)
Interest income                                                          91             797
Investment income                                                     2,839             483
                                                               ------------    ------------
(Loss) income before equity in loss of affiliates, income
  taxes and extraordinary gain                                       (3,558)          1,947

Equity in loss of affiliates                                           (281)            --
                                                               ------------    ------------
(Loss) income before income taxes and extraordinary gain             (3,839)          1,947

Income taxes                                                         (1,536)            780
                                                               ------------    ------------
(Loss) income before extraordinary gain                              (2,303)          1,167

Extraordinary gain on extinguishment of debt - net of
  $310 tax                                                              464             --
                                                               ------------    ------------
Net (loss) income                                              $     (1,839)   $      1,167
                                                               ============    ============
(Loss) income per basic common share:
  (Loss) income before extraordinary gain                      $       (.21)   $        .10
  Extraordinary gain                                                    .04            --
                                                               ------------    ------------
  Net (loss) income                                            $       (.17)   $        .10
                                                               ============    ============
(Loss) income per diluted common share:
  (Loss) income before extraordinary gain                      $       (.21)   $        .10
  Extraordinary gain                                                    .04            --
                                                               ------------    ------------
  Net (loss) income                                            $       (.17)   $        .10
                                                               ============    ============

Weighted average number of basic common shares outstanding       11,032,886      11,516,185
Weighted average number of diluted common shares outstanding     11,032,886      11,592,371


     The accompanying notes are an integral part of these condensed consolidated financial statements.



                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 Thirty-nine     Thirty-nine
                                                                 Weeks Ended     Weeks Ended
                                                                April 1, 2000   March 27, 1999
                                                                -------------   --------------

Sales                                                           $    976,909    $    857,329

Less:
 Cost of goods sold, including occupancy and
      distribution costs                                             791,236         692,792
  Selling, general and administrative expenses                       158,083         130,444
  Depreciation and amortization                                       19,008          17,507
                                                                ------------    ------------
Income from operations before interest expense, interest
  income, investment income (loss), equity in loss of
  affiliates, income taxes and extraordinary gain                      8,582          16,586

Interest expense                                                     (14,110)        (11,761)
Interest income                                                          111           1,568
Investment income (loss)                                               8,061            (721)
                                                                ------------    ------------
Income before equity in loss of affiliates, income taxes and
  extraordinary gain                                                   2,644           5,672

Equity in loss of affiliates                                            (281)            --
                                                                ------------    ------------
Income before income taxes and extraordinary gain                      2,363           5,672

Income taxes                                                             945           2,270
                                                                ------------    ------------
Income before extraordinary gain                                       1,418           3,402

Extraordinary gain on extinguishment of debt- net of $447 tax            670             --
                                                                ------------    ------------
Net income                                                      $      2,088    $      3,402
                                                                ============    ============
Income per basic common share:
  Income before extraordinary gain                              $        .12    $        .30
  Extraordinary gain                                                     .06            --
                                                                ------------    ------------
  Net income                                                    $        .18    $        .30
Income per diluted common share:
  Income before extraordinary gain                              $        .12    $        .29
  Extraordinary gain                                                     .06            --
                                                                ------------    ------------
  Net income                                                    $        .18    $        .29
                                                                ============    ============


Weighted average number of basic common shares outstanding        11,310,827      11,524,813
Weighted average number of diluted common shares outstanding      11,310,827      11,590,616


     The accompanying notes are an integral part of these condensed consolidated financial statements.



                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Thirty-nine     Thirty-nine
                                                            Weeks Ended     Weeks Ended
                                                           April 1, 2000   March 27, 1999
                                                           -------------   --------------

OPERATING ACTIVITIES
  Net income                                                    $  2,088    $  3,402
  Adjustments to reconcile net income to net
   cash provided by(used for) operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                                13,894      11,813
      Amortization of video rental tapes                           4,101       5,374
      Stock option expense                                            95         549
      Amortization of deferred financing costs and goodwill        1,211         183
      Deferred income taxes                                        1,392       2,270
      Deferred rent                                                 (486)       (483)
      Gain on other investment                                    (8,721)       (735)
      Equity in loss of affiliates                                   281        --
      Gain on extinguishment of debt                              (1,117)       --
    Changes in assets and liabilities:
      Accounts receivable                                            287        (586)
      Marketable securities                                        3,254       5,596
      Merchandise inventories                                       (792)    (15,271)
      Prepaid expenses                                               662         586
      Other assets                                                  (135)        (21)
      Accounts payable                                           (17,070)     (5,711)
      Accrued expenses and other current liabilities               2,295      (9,960)
                                                                --------    --------
  Net cash provided by (used for) operating activities             1,239      (2,994)
                                                                --------    --------

INVESTING ACTIVITIES
  Additions to rental videotapes                                  (1,136)     (6,000)
  Additions to property and equipment                            (12,949)    (18,631)
  Proceeds on sale of property and equipment                          33         110
  Investment in Avatex                                            (5,724)     (1,000)
  Investment in Pharmhouse Corp., net of $3,292 cash acquired       --        (4,608)
  Proceeds from sale of equity securities                          3,000        --
  Investment in equity securities                                (11,261)     (2,291)
                                                                --------    --------
  Net cash used for investing activities                         (28,037)    (32,420)
                                                                --------    --------

FINANCING ACTIVITIES
  Borrowings under revolving credit facility                      45,053      20,050
  Bank overdrafts                                                 (4,274)     21,687
  Principal payments on long-term debt                           (10,184)    (28,959)
  Principal payments on capital lease obligations                 (5,550)     (5,280)
  Additions to long-term debt                                       --           250
  Issuance of common stock                                          --            31
                                                                --------    --------
  Net cash provided by (used for) financing activities            25,045       7,779
                                                                --------    --------

  Decrease in cash and cash equivalents                           (1,753)    (27,635)
  Cash and cash equivalents, beginning of period                  17,346      44,655
                                                                --------    --------
  Cash and cash equivalents, end of period                      $ 15,593    $ 17,020
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

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirty-nine weeks ended April 1, 2000 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending July 1, 2000.

2.       NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

3.       LITIGATION
         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact of the Company's consolidated financial position or results of operations.

4.       INVESTMENT IN AVATEX
         On December 6, 1999, the Company invested $5,724 to purchase an additional 2,862,400 shares of Avatex common stock, increasing its investment from 15.1% to approximately 25.2% of Avatex's total outstanding common stock. Accordingly, the Company changed its method of accounting for the investment from cost to equity basis as required by generally accepted accounting principles and treats Avatex's investment in the Company's common stock similar to treasury stock, with a reduction in the number of shares outstanding for calculating earnings per share of 1,207,979. The financial statements of prior years have been restated to reflect the adoption of the equity method in a manner consistent with the accounting of a step by step acquisition of Avatex. The effect of the restatement was to increase net income for fiscal 1999 by $2,188, eliminate comprehensive income
         (loss) for all prior periods and reclassify all of the Company's investment in Avatex common stock prior to fiscal 2000 from Investment in Avatex to Equity in cost of common stock of the Company held by Avatex, Inc. on the Condensed Consolidated Balance Sheets.

         The Company's investment in Avatex includes the unamortized excess of the Company's investment over its equity in Avatex's net assets. The original excess was $3,628 at January 1, 2000 and is being amortized on a straight-line basis over 20 years.

5.       BUSINESS COMBINATION
         On March 15, 1999, Phar-Mor, Inc. ("Phar-Mor") completed the merger of its wholly owned subsidiary Pharmacy Acquisition Corp. ("PAC") with and into Pharmhouse Corp. ("Pharmhouse"), pursuant to the Agreement and Plan of Merger dated as of December 17, 1998 among Phar-Mor, PAC and Pharmhouse (the "Merger Agreement"). As a result of the merger Pharmhouse became a wholly owned subsidiary of Phar-Mor. In addition, subject to the terms of the Merger Agreement, each share of the common stock of Pharmhouse was converted into the right to receive $2.88 per share in cash (the "Merger").

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

                        Identifiable assets acquired                    $54,962
                        Liabilities                                     (61,954)
                        Goodwill                                         14,866
                                                                        -------
                        Cash                                            $ 7,874
                                                                        =======

PHAR-MOR,  INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended April 1, 2000 versus
    Thirteen Weeks Ended March 27, 1999

Sales for the third quarter of fiscal year 2000 ("Fiscal 2000") increased 6.1% compared to the third quarter of fiscal year 1999 ("Fiscal 1999") primarily due to the acquisition of the 32 Pharmhouse stores which were acquired in March 1999. Comparable store sales decreased 5.1% from $281,574 for Fiscal 1999 to $267,156 for Fiscal 2000. Comparable store sales were impacted by the shift of Easter to the third week in April in Fiscal 2000 from the first week in April in Fiscal 1999, 21 days of inclement weather in Fiscal 2000 and a much milder and shorter flu season in Fiscal 2000. Comparable store pharmacy sales increased 4.2% in Fiscal 2000.

Cost of sales as a percentage of sales was 82.3% in Fiscal 2000 compared to 81.1% in Fiscal 1999, an increase of 1.2% of sales. The increase was primarily due to a reduction in video rental tape sales and gross margin due to the elimination of underperforming video rental departments in approximately 50% of the stores and a reduction in the amount of video rental tapes purchased in the continuing video rental departments, a $2,505 partial settlement received in Fiscal 1999 from a class action lawsuit against pharmaceutical manufacturers, related to certain product overcharges, combined with a full three months of the higher store occupancy charges in the Pharmhouse stores as a percentage of sales in Fiscal 2000 compared to two weeks of Pharmhouse results included in Fiscal 1999.

Selling, general and administrative expenses as a percentage of sales were 16.4% in Fiscal 2000 compared to 15.3% in Fiscal 1999, an increase of 1.1% of sales. This increase was primarily due to higher wages and other store operating expenses as a percentage of sales partially offset by lower corporate expenses as a percentage of sales. The increase in wages was due to the inclusion of the lower volume Pharmhouse stores and a 5.8% increase in the average hourly rate paid to store level employees. The market for pharmacists is very competitive and as a result the average hourly rate paid to pharmacists has increased 8.2% over the past year. The increase in other expenses was primarily due to the inclusion of a full quarter of the lower volume Pharmhouse stores.

Depreciation and amortization expense was $5,741 in Fiscal 2000 compared to $6,086 in Fiscal 1999, a decrease of $345. Depreciation expense increased $499 as a result of an increase in depreciation on capital expenditures made since the third quarter of Fiscal 1999 and the depreciation on the assets acquired in the Pharmhouse acquisition. Amortization of goodwill and other intangibles increased $206 as a result of the assets acquired in the Pharmhouse acquisition. These increases were more than offset by a $1,050 decrease in video tape amortization due to the closure of approximately one half of its poorer performing video rental departments in the past year combined with lower video rental tape purchases in continuing video rental departments.

Interest income was $91 in Fiscal 2000 compared to interest income of $797 in Fiscal 1999, a $706 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in Fiscal 2000.

Investment income was $2,839 in Fiscal 2000 compared to investment income of $483 in Fiscal 1999, a $2,356 increase. The increase was primarily due to an increase in the value of the Company's limited partnership interest in an investment partnership.

The Company repurchased $7,039 of its 11.72% senior notes during Fiscal 2000 at a discount that resulted in a pretax extraordinary gain of $774.

Thirty-nine Weeks Ended April 1, 2000 versus
    Thirty-nine Weeks Ended March 27, 1999

Sales for the thirty-nine weeks ended April 1, 2000 increased 14.0% due to the acquisition of the 32 Pharmhouse stores which were acquired in March 1999. Comparable store sales increased 0.5% from $841,064 for the thirty-nine weeks ended March 27, 1999 to $844,943 for the thirty-nine weeks ended April 1, 2000. The increase in comparable store sales was primarily due to a 8.0% comparable store pharmacy sales increase.

Cost of sales as a percentage of sales was 81.0% in the thirty-nine weeks ended April 1, 2000, compared to 80.8% in the thirty-nine weeks ended March 27, 1999, a 0.2% increase. The increase was primarily due to a reduction in video rental tape sales and gross margin, a $2,505 partial settlement received in the thirty-nine weeks ended March 27, 1999 from a class action lawsuit against pharmaceutical manufacturers, related to certain product overcharges, combined with a full nine months of the higher store occupancy charges in the Pharmhouse stores as a percentage of sales in compared to two weeks of Pharmhouse results included in the thirty-nine weeks of the prior year. These increases were partially offset by increased vendor income related to the remerchandising activities in the Pharmhouse stores. In the last year the Company closed approximately one half of its poorer performing video rental departments and liquidated the video rental tape inventory in those stores.

Selling, general and administrative expenses as a percentage of sales were 16.2% in the thirty-nine weeks ended April 1, 2000 compared to 15.2% in the thirty-nine weeks ended March 27, 1999. This increase was primarily due to higher wages, advertising and other store operating expenses as a percentage of sales due to the inclusion of the lower volume Pharmhouse stores partially offset by lower corporate expenses as a percentage of sales.

Depreciation and amortization expense was $19,008 in the thirty-nine weeks ended April 1, 2000 compared to $17,507 in the thirty-nine weeks ended March 27, 1999, an increase of $1,501. The increase is the result of depreciation on capital expenditures made since the second quarter of Fiscal 1999 and the depreciation and amortization on the assets acquired in the Pharmhouse acquisition, partialy offset by a $1,287 decrease in video tape amortization due to the closure of approximately one half of its poorer performing video rental departments in the past year combined with lower video rental tape purchases in continuing video rental departments.

Interest income was $111 in the thirty-nine weeks ended April 1, 2000 compared to interest income of $1,568 in the thirty-nine weeks ended March 27, 1999, a $1,457 decrease. The decrease in interest income was due to a decrease in the amount of excess funds available for investment in the thirty-nine weeks ended April 1, 2000.

Investment income was $8,061 in the thirty-nine weeks ended April 1, 2000 compared to an investment loss of $721 in the thirty-nine weeks ended March 27, 1999, a $8,782 increase. The increase was primarily due to an increase in the value of the Company's limited partnership interest in an investment partnership.

The  Company   repurchased  $10,149  of  its  11.72%  senior  notes  during  the thirty-nine weeks ended April 1, 2000 at a discount that resulted in a pretax extraordinary gain of $1,117.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of April 1, 2000 was $15,593. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $29,797 at April 1, 2000.

The Amended Facility expires on March 14, 2002.

Thirty-nine weeks ended April 1, 2000

During the thirty-nine weeks ended April 1, 2000, the Company's cash position decreased by $1,753. Net cash provided by operating activities was $1,239. The major sources of cash from operating activities were net income of $2,088, depreciation expense of $13,894, amortization of video rental tapes of $4,101, decrease in marketable securities of $3,254 and an increase in accrued expenses and other current liabilities of $2,295 offset by a decrease in accounts payable of $17,070.

Capital expenditures of $12,949, additions to video rental tapes of $1,136, an investment in equity securities of $11,261 and an additional $5,724 investment in Avatex were paid for with $3,000 proceeds from the sale of equity securities in the Company's investment partnership and borrowings under the Company's revolving credit facility.

Net cash provided by financing activities of $25,045 consisted of borrowings under the revolving credit facility partially offset by decreases in bank overdrafts, principal payments on lease obligations and principal payments on long-term debt.

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

The Company completed all of the software modifications necessary to make its systems Year 2000 compliant and as a result has not experienced any major operational problems or disruptions.

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 15.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 1, 2000

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  May 11, 2000                    By:   /s/ Sankar Krishnan
                                         -----------------------
                                                 Sankar Krishnan
                                                 Senior Vice President and Chief
                                                   Financial Officer



Date:  May 11, 2000                   By:   /s/ John R. Ficarro
                                        -----------------------
                                                John R. Ficarro
                                                Senior Vice President and Chief
                                                   Administrative Officer

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