Form 10-K405
period 2000-07-01
PHAR MOR INC
filed 2000-09-29
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
-------- Exchange Act of 1934 For the fiscal year ended July 1, 2000  Commission
         File Number 0-27050
                     -------

         Transition report pursuant to Section 13 or 15(d) of the Securities ---------Exchange Act of 1934 For the transition period from ________ to _______

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
                                            YES           No   X
                                                -----        -----

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
                                            YES   X       No
                                                -----        -----

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 15, 2000 was $9,067,915 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System on such date).

As of close of business on September 15, 2000, 12,240,865 shares of the Registrant's Common Stock were outstanding before deducting 1,256,603 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

PART I

Item 1.  Business

Introduction

         Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine, tobacco, soft drinks, video rental, seasonal and other general merchandise. As of July 1, 2000, the Company operated 139 stores in 24 states under the names of Phar-Mor, Rx Place and Pharmhouse. Approximately 57% of the Company's stores are located in New York, New Jersey, Pennsylvania and Ohio, and approximately 22% are located in Virginia, West Virginia, North Carolina and South Carolina. The Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of July 1, 2000.

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

         During the pendency of the Chapter 11 bankruptcy cases of pre-reorganized Phar-Mor and its subsidiaries (the "Chapter 11 Cases"), new management analyzed the performance and prospects of each store to identify a core group of high volume, profitable and geographically concentrated stores that would serve as the basis of reorganized Phar-Mor. Based on this analysis, Phar-Mor closed 209 stores in five stages between October 1992 and July 1995, thereby reducing the number of stores from 311 in September 1992 to 102 stores as of September 1995.

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

Operations

         Typically, stores are open 95 hours per week; pharmacies are typically open 77 hours per week. The average store has approximately 50 employees, including a store manager and department managers, a pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 6,402 employees at July 1, 2000. Approximately 302 warehouse and distribution center employees in Youngstown are members of the Teamsters Union under a contract which expires March 2, 2003. Sixty-one employees at the Company's Niles, Ohio store are members of the United Food and Commercial Workers Union under a contract which expires October 12, 2000.

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

         Thorough education and training in store operations is provided to employees at every level. Computer-based training, on and off-site training, video training and teleconferences are a few of the training methods used. The Company believes that such training enables efficiency, understanding and responsiveness within store operations.

         The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within a radius of between five and seven miles. On average during the fiscal year ended July 1, 2000 ("Fiscal Year 2000"), each store served approximately 8,500 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

         Company stores accept payment in cash, check, credit cards, debit cards and payment from third-party providers of prescription services.

         The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities are centrally directed from Phar-Mor's corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. McKesson HBOC, Inc. ("McKesson"), a pharmaceutical distributor, accounted for approximately 28% of the Company's purchases during Fiscal Year 2000. During Fiscal Year 2000, no other single vendor accounted for more than 10% of the Company's purchases. Substantially all of the products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

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

         Phar-Mor introduced the "Super Phar-Mor" concept during Fiscal Year 1997. In approximately 10,000 to 15,000 square feet, each "Super Phar-Mor" offers a variety of grocery items, including fresh, frozen, and refrigerated foods. The Company incorporated this concept into 8 stores during Fiscal Year 2000 bringing the total number of "Super Phar-Mor" stores to 39. The concept has been well received by customers and has improved overall sales in each such store. The Company plans to incorporate the "Super Phar-Mor" concept into 4 stores scheduled to be remodeled during the fiscal year ending June 30, 2001 ("Fiscal Year 2001"). During Fiscal Years 1997, 1998, 1999 and 2000, the Company also undertook a plan to remodel certain stores unable to accommodate the fresh, frozen and refrigerated foods included in the "Super Phar-Mor" concept due to their small size. This "four-wall" remodeling program includes remerchandising the stores to provide a more convenient shopping experience by creating product adjacencies; adding new and color coded decor and enhancing signage throughout the store; and further enhancing the "store within a store" idea with its signature departments. The Company has completed fourteen of the "four-wall" remodel projects. The Company plans to complete 4 "four-wall" remodels in Fiscal Year 2001.

Sales

         The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drugstores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In Fiscal Year 2000, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, over-the-counter drugs, health and beauty care products, cosmetics and greeting cards) averaged approximately $5.4 million per store and all other merchandise averaged $3.9 million per store. The Company generated approximately $749.2 million in traditional drugstore product revenues and approximately $542.9 million in revenues from the sale of groceries and general merchandise in its stores in Fiscal Year 2000.

         Set forth below is the percentage of sales by principal category of products for the continuing stores for the last three fiscal years.

                                                Fiscal Year Ended

                                July 1, 2000      July 3, 1999     June 27, 1998
                                ------------      ------------     -------------
Category

Prescription, Health and
  Beauty Care Products,
  Cosmetics and Greeting Cards       58.0%            57.1%             56.7%
All Other Merchandise                42.0%            42.9%             43.3%


         The Company's business is seasonal to a certain extent. The highest volume of sales and net income usually occur in the second fiscal quarter (generally October, November and December). The following table summarizes the Company's sales by quarter during Fiscal Year 2000.


                    Sales by Quarter During Fiscal Year 2000

                                                        Percentage of
                                                         Total Sales

                      First Quarter                          24.6%
                      Second Quarter                         27.1%
                      Third Quarter                          23.9%
                      Fourth Quarter                         24.4%
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

         Phar-Mor does not attempt to compete against mass merchant discounters solely on the basis of price. In traditional drugstore lines, particularly health and beauty care products and greeting cards, Phar-Mor offers broader product selection than mass merchant discounters. Mass merchant discounters generally are unwilling to allocate as much display space as Phar-Mor devotes to these categories. The merchandising changes Phar-Mor has implemented, including the creation of "signature" departments in dedicated aisle space with distinguishing signage, such as health and beauty care products, cosmetics, groceries, perishable foods in certain stores and "The Card Shop," "Pet Place," "One Stop Baby Shop," and "Vitamin World," are designed in part to distinguish Phar-Mor from mass merchant discounters and to increase its strength in areas in which Phar-Mor's management believes such merchants do not excel.

Capital Expenditures

         The Company's most significant capital needs are for seasonal purchases of inventories, technological improvements and remerchandising and remodeling of existing stores.
         The Company's capital expenditures totaled $17.1 million in Fiscal Year 2000, including $2.3 million for the construction of new stores, $6.6 million for remodeling existing stores, and $3.8 million for corporate and store information systems. The Company anticipates spending approximately $10.0 million for capital expenditures in Fiscal Year 2001, including costs of remodeling 8 additional stores and opening two new stores.

Real Estate and Growth

         The Company opened two new stores in Fiscal Year 2000, and plans to open two new stores in Fiscal Year 2001. Expansion in the near future by the construction of new stores is expected to be minimal and in existing or contiguous markets in the Company's core areas of New York, New Jersey, Pennsylvania and Ohio. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing utilization of existing supervisory and managerial staff.

         The aggregate cost of any future expansion is dependent upon the method utilized to finance new stores. Build to suit (i.e., landlord constructed) leases cost approximately $750,000 per store for furniture, fixtures, and equipment and each new store requires approximately $1.25 million in inventory. Company-funded conversion of existing buildings is another possible method of expansion; however the cost of such expansion per store varies significantly depending upon the age, condition and configuration of such buildings.


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

Item 2.  Properties.

         As of July 1, 2000, the Company operated 139 stores in 24 states. Approximately 57% of Phar-Mor's stores are located in New York, New Jersey, Pennsylvania and Ohio and approximately 22% are located in Virginia, West Virginia, North Carolina and South Carolina. The following is a breakdown by state of the locations of the Company's stores.

               Alabama          1                 Missouri                   1
               Colorado         2                 New Jersey                12
               Connecticut      1                 New York                   8
               Florida          5                 North Carolina             8
               Georgia          2                 Ohio                      19
               Illinois         4                 Oklahoma                   1
               Indiana          3                 Pennsylvania              40
               Iowa             2                 Rhode Island               2
               Kansas           1                 South Carolina             4
               Kentucky         1                 Virginia                  14
               Maryland         1                 West Virginia              4
               Massachusetts    2                 Wisconsin                  1


         As of July 1, 2000, 138 of the Company's stores were leased. The Company owns the land and building of its retail store in Winchester, Virginia. All store leases are long-term; the original terms of 101 leases and the original terms plus options of sixteen leases expire on or before December 31, 2009. The remaining stores have longer lease terms. Most stores are located adjacent to or near shopping centers or are part of strip centers. Some stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A proto-typical store now includes approximately 40,000 square feet of sales space and 10,000 square feet of storage area and ample off-street parking. The stores are designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases.

         The Company operates a distribution center in Youngstown, Ohio which it leases. This center delivered approximately 46% of all merchandise to the stores in Fiscal Year 2000, primarily using contract carriers. The balance of the products were delivered directly to the Company's stores by vendors.

         The Company and a wholly-owned subsidiary of the Company are partners in an Ohio limited partnership, which owns the office building in which the Company leases approximately 141,000 square feet of space for its corporate offices in Youngstown, Ohio.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2000, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock, par value $.01 per share (the "Common Stock"), is included for quotation on the NASDAQ National Market under the symbol "PMOR." High and low prices of the Common Stock are shown in the table below:

                                    Fiscal Year 2000         Fiscal Year 1999
                                    ----------------         ----------------
                                     High      Low            High       Low
                                     ----      ---            ----       ---
   1st Quarter....................  $6 5/8    $4 1/4         $11 1/4     $6 1/8
   2nd Quarter....................   4 3/4    2 7/16           8 15/16    5 1/4
   3rd Quarter....................   4 3/4    2 1/2            8 3/4      5 1/2
   4th Quarter....................   3 1/4    1 1/4            6 7/8      4 1/16

         As of September 15, 2000, there were 2,966 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings for future operations and expansion of its business. In addition, the indenture pursuant to which the Company's senior notes were issued and the Company's amended revolving credit facility (the "Amended Revolving Credit Facility") restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.

                                  (In thousands except per share data)

                         52 Weeks        53 Weeks         52 Weeks           52 Weeks        43 Weeks          9 Weeks
                           Ended           Ended            Ended              Ended          Ended             Ended
                       July 1, 2000    July 3,1999(b)  June 27, 1998(b)    June 28, 1997  June 29, 1996   September 2, 1995
                       ------------    --------------  ----------------    -------------  -------------   -----------------
Net sales               $ 1,292,090       $ 1,206,539       $ 1,100,851      $ 1,074,828    $   874,284  |       $   181,968
                                                                                                         |
(Loss) income from                                                                                       |
continuing operations       (12,140)(a)           596            (8,830)          (2,281)         2,526  |           (10,389)(c)
                                                                                                         |
Diluted (loss) income                                                                                    |
per share from                                                                                           |
continuing operations         (1.08)              .05              (.73)            (.19)           .21  |              (.19)

                           As of            As of          As of                As of         As of
                           -----            -----          -----                -----         -----
                       July 1, 2000    July 3,1999(b)    June 27, 1998     June 28, 1997  June 29, 1996
                       ------------    --------------    -------------     -------------  -------------
 Total assets               397,904           407,724           349,455          362,605        363,463

 Long-term debt & capital
 leases                     167,856           142,947           130,993          140,213        149,163

Note: In accordance with fresh-start reporting, reorganization value was used to record the assets and liabilities of the Company at September 2, 1995. Accordingly, the selected consolidated financial data for the nine weeks ended September 2, 1995 is not comparable in material respects to such data for subsequent periods.


(a) Excludes extraordinary gain of $1.1 million on early retirement of debt.

(b) Amounts have been restated for the retroactive application of the equity method of accounting for the Company's investment in Avatex Corporation.

(c) Excludes extraordinary gain of $775 million on debt discharged pursuant to the Plan of Reorganization; and includes the gain for revaluation of assets and liabilities under fresh-start reporting of $8 million and reorganization costs of $16.8 million.

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

         The Company's consolidated results of operations include the results of the acquired Pharmhouse stores from March 16, 1999 forward.

         The Company set an aggressive schedule for the conversion of the acquired Pharmhouse stores to the Company's store systems and merchandising mix. As of July 3, 1999, all 32 of the Pharmhouse stores were converted to and trained on the Company's store systems. This allowed the Company to integrate the Pharmhouse stores into the Company's purchasing, warehousing, financial and management reporting systems which allowed the Company to eliminate all the Pharmhouse corporate office personnel and systems by July 3, 1999. The Company completed the conversion of the Pharmhouse stores to the Company's merchandising mix by October 31, 1999.

Results of Operations

The following table sets forth the number of retail stores operated each fiscal year:

                                                        Fiscal Year Ended
                                                        -----------------
                                               July 1, 2000    July 3, 1999    June 27, 1998
                                               ------------    ------------    -------------
             Stores, beginning of period               139              106             103
             Stores acquired                             -               32               -
             Stores opened                               2                2               3
             Stores closed                              (2)              (1)              -
                                                       ---              ---             ---
             Stores, end of period                     139              139             106
                                                       ===              ===             ===

52 weeks ended July 1, 2000 (Fiscal Year 2000) compared to the 53 weeks ended July 3, 1999 (Fiscal Year 1999) (all dollar amounts in thousands)

                                               Fiscal Year 2000          Fiscal Year 1999
                                               ----------------          ----------------

Sales                                      $ 1,292,090     100.00%   $ 1,206,539     100.00%

Less:
 Cost of goods sold, including occupancy
  and distribution costs                     1,050,208      81.28%       977,878      81.05%
                                             ---------                   -------
Gross Profit                                   241,882      18.72%       228,661      18.95%
 Selling, general and administrative
  expenses                                     211,833      16.39%       188,264      15.60%
Depreciation and amortization                   24,708       1.91%        25,386       2.10%
                                                ------                    ------

Operating income                                 5,341       0.41%        15,011       1.24%
Interest expense                               (18,851)      1.46%       (16,338)      1.35%
Interest and investment (loss) income           (5,404)     (0.42)%          560       0.05%
                                                ------                    ------

(Loss) income before equity in income of
affiliates, income taxes and                   (18,914)     (1.46)%         (767)     (0.06%)
extraordinary item
Equity in income of affiliates                   6,774       0.52%         1,568       0.13%
                                                ------                    ------
(Loss) income before income taxes and
 extraordinary item                            (12,140)     (0.94)%          801       0.07%
Income tax provision                                --         --            205       0.02%
                                                ------                    ------
(Loss) income before extraordinary item        (12,140)     (0.94)%          596       0.05%
Extraordinary item                               1,117       0.09%            --         --
                                                ------                    ------
Net (loss) income                          $   (11,023)     (0.85)%  $       596       0.05%
                                           ===========               ===========

         Fiscal Year 2000 sales increased $85,551 or 7.1% over Fiscal Year 1999. The increase in Fiscal Year 2000 sales was primarily due to a full year of Pharmhouse sales in Fiscal Year 2000 compared to three and a half months of Pharmhouse sales in Fiscal Year 1999, partially offset by one less week in Fiscal Year 2000, and a comparable store sales decrease of .4%. The comparable store sales decrease was primarily due to a 3.3% comparable store front end sales decrease partially offset by a 7.3% comparable store pharmacy sales increase.

         Gross profit for Fiscal Year 2000 was 0.23% of sales lower than for Fiscal Year 1999. A 0.44% of sales increase in product gross margins was more than offset by lower cash discounts, higher third party receivable write offs and higher occupancy costs. Cash discounts declined as a percentage of sales primarily due to an increase in pharmacy sales as a percentage of total sales from 28.0% of sales in Fiscal Year 1999 to 30.9% of sales in Fiscal Year 2000. Occupancy costs increased as a percentage of sales primarily due to the inclusion of the lower volume Pharmhouse stores for a full year in Fiscal Year 2000 versus three and a half months in Fiscal Year 1999.

         Selling, general and administrative expenses increased 0.79% of sales in Fiscal Year 2000 over Fiscal Year 1999. The increase in selling, general and administrative expenses was primarily due to higher wage costs, higher advertising expenditures and higher store expenses. The increase in wage costs as a percentage of sales was primarily due to the full year effect of the addition of the Pharmhouse stores which have a higher store wage as a percentage of sales due to lower per store sales volume and an increase in the average hourly wage paid to store employees. The increase in advertising expenditures and store expenses as a percentage of sales was primarily due to the full year effect of the addition of the Pharmhouse stores which have a higher costs a percentage of sales due to lower per store sales volume.

         Interest and investment income decreased $5,964 in fiscal year 2000 from fiscal year 1999. The decrease was primarily the result of a decline in interest income of $1,461 due to lower cash balances and a $5,500 investment loss resulting from an other than temporary impairment of one of the Company's investments.

         The Company had an increase in equity in income of affiliates of $5,206 in fiscal year 2000 from fiscal year 1999, primarily due to investment gains by one of the affiliates.

         The Company repurchased $10,149 of its 11.72% senior notes during Fiscal Year 2000 at a discount resulting in a extraordinary gain of $1,117.

53 weeks ended July 3, 1999 (Fiscal Year 1999) compared to the 52 weeks ended June 27, 1998 (Fiscal Year 1998) (all dollar amounts in thousands)


                                                 Fiscal Year 1999             Fiscal Year 1998
                                                 ----------------             ----------------

Sales                                        $ 1,206,539      100.00%   $ 1,100,851        100.00%

Less:
 Cost of goods sold, including occupancy
  and distribution costs                         977,878       81.05%       887,657         80.63%
                                                 -------                    -------
Gross Profit                                     228,661       18.95%       213,194         19.37%
 Selling, general and administrative
  expenses                                       188,264       15.60%       173,736         15.78%
 Executive severance                                --           --           6,787          0.62%
 Loss on disposal of equipment                      --           --           4,615          0.42%
 Depreciation and amortization                    25,386        2.10%        22,293          2.02%
                                                 -------                    -------
Income from operations before interest and
 income taxes                                     15,011        1.24%         5,763          0.52%
Interest expense                                 (16,338)       1.35%       (16,639)         1.51%
Interest and investment income                       560        0.05%         2,058          0.19%
                                                 -------                    -------
(Loss) income before equity in income
(loss) of affiliates, and income taxes              (767)      (0.06%)       (8,818)        (0.80%)
Equity in income (loss) of affiliates              1,568        0.13%           (12)         0.00%
                                                 -------                    -------
Income (loss) before taxes                           801        0.07%        (8,830)        (0.80%)
Income tax provision                                 205        0.02%          --             --
                                                 -------                    -------
Net income (loss)                            $       596        0.05%   $    (8,830)        (0.80%)
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

         Gross profit for Fiscal Year 1999 was 0.42% of sales lower than for Fiscal Year 1998. A 0.16% of sales increase in promotional costs and a 0.33% reduction in product gross margins more than offset $2,505 in additional vendor income from a partial settlement received from manufacturers, related to certain product overcharges to retailers. A 38% reduction in video rental sales was the primary cause of the decline in product gross margins.

         Selling, general and administrative expenses decreased 0.18% of sales in Fiscal Year 1999 over Fiscal Year 1998. The decrease in selling, general and administrative expenses was primarily due to lower advertising expenditures partially offset by higher store wages. The increase in store wages as a percentage of sales is due to the addition of the Pharmhouse stores which have a higher store wage as a percentage of sales due to lower per store sales volume and an increase in the minimum wage.

         Interest and investment income decreased $1,498 in fiscal year 1999 from fiscal year 1998. The decrease was mostly due to a decline in interest income of $1,566 as the result of lower cash balances.

         Equity in income of affiliates increased $1,556 in fiscal year 1999 from fiscal year 1998, primarily due to investment gains by one of the affiliates.

Financial Condition and Liquidity  (all dollar amounts in thousands)

         The Company's cash position as of July 1, 2000 was $16,752.

         On September 10, 1998, the Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Revolving Credit Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000.

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

         Advances made under the Amended Revolving Credit Facility bear interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00% from January 1 to June 30 each year and the BankAmerica reference rate plus 3/4% or LIBOR plus 2.25% from July 1 to December 31 each year. Under the terms of the Amended Revolving Credit Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

         As of July 1, 2000, there were $60,283 in outstanding advances and letters of credit in the amount of $5,084 were outstanding under the Amended Revolving Credit Facility.

         The Amended Revolving Credit Facility expires on March 14, 2002.

         The Company's cash position decreased $594 during Fiscal Year 2000 as cash provided by operating activities of $9,641 and cash provided by financing activities of $19,786 was offset by $30,021 in cash used for investing activities.

         Merchandise inventories decreased by $8,506 and accounts payable decreased $18,638 from the high levels at the end of Fiscal Year 1999. The high levels at the end of Fiscal Year 1999 resulted from large inventory purchases made in order to supply the Pharmhouse stores with products normally carried in the Company's stores.

         The Company invested $5,724 during Fiscal Year 2000 in the common stock of Avatex Corporation, the Company's largest shareholder. The Company also invested $11,761 in equity securities of other privately held companies. The Company then sold $6,000 of those equity securities.

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

         The Company invested $1,001 during Fiscal Year 1999 in the common stock of Avatex Corporation, the Company's largest shareholder. The Company also invested $2,291 in equity securities of other privately held companies.

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


Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

         Management believes the availability of the Amended Revolving Credit Facility, together with the Company's current cash position, marketable securities and expected cash flows from operations for Fiscal Year 2001 will enable the Company to fund its working capital needs and capital expenditures. Achievement of expected cash flows from operations is dependent upon, among other things, the Company's attainment of sales, gross profit and expense levels that are consistent with its financial projections, and there can be no assurance that the Company will achieve its expected cash flows.

         Investment activities for Fiscal Year 2001 are expected to total $11,300. The major expenditures are expected to be (i) video rental tapes ($1,400), (ii) remodeling of existing stores ($4,075), and (iii) new stores ($1,375). The Company expects to finance and meet its obligations for these capital expenditures through internally generated funds and the use of the Company's Amended Revolving Credit Facility.

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

In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

           -     Persuasive evidence of an arrangement exists;

           -     Delivery has occurred or service has been rendered;

           -     The seller's price to the buyer is fixed or determinable; and

           -     Collectibility is reasonably assured.

The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of SAB 101 does not have a material impact on the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company as of the date hereof are listed below:

Name                     Age         Position(s)
----                     ---         -----------
Abbey J. Butler          63          Co-Chairman and Co-Chief Executive Officer

Melvyn J. Estrin         58          Co-Chairman and Co-Chief Executive Officer

M. David Schwartz        55          President and Chief Operating Officer

Warren E. Jeffery        51          Executive Vice President - Merchandising,
                                     Marketing and Logistics

John R. Ficarro          48          Senior Vice President, Chief Administrative
                                     Officer, General Counsel and Secretary

Monroe Osterman          73          Director

Arthur G. Rosenberg      62          Director

John D. Shulman          37          Director

         Abbey J . Butler has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Mr. Butler is Co-Chairman of the Board and Co-Chief
Executive Officer of Avatex Corporation ("Avatex"), formerly known as FoxMeyer Health Corporation. He also serves as President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director of GrandBanc, Inc., Carson, Inc., iLife Systems, Inc. ("iLife") and, in connection with our investments, as director of RAS Holding Corp. ("RAS") and its subsidiary, Presby Corp. and as a member of the Board of Managers of Chemlink and Cyclone Acquisition Company, LLC. Mr. Butler is a trustee of the Board of Trustees of the American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George Bush to serve on the President's Advisory Committee on the Arts, and he now serves as President of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. Mr. Butler also served as Co-Chairman of the Board of FoxMeyer Corporation since March 1991 and was its Co-Chief Executive Officer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer Corporation and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

         Melvyn J. Estrin has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Melvyn J. Estrin is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex. He also has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983. Mr. Estrin presently serves as Chairman of GrandBanc, Inc. and a director of Washington Gas Light Company, Carson, Inc., RAS, iLife and, in connection with our investments, as a director of HPD Holdings Corp., and as a member of the Board of managers of Chemlink and Cyclone Acquisition Company, LLC. Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission. Mr. Estrin also served as Co-Chairman of the Board of FoxMeyer Corporation since March 1991 and was its

Co-Chief Executive Officer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer Corporation and Ben Franklin each filed for relief under Bankruptcy Code in 1996.

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

         Arthur G. Rosenberg has been a director of the Company since November 23, 1997. Mr. Rosenberg was a principal of The Associated Companies, a real estate development firm, from 1987 to 1998 and in 1999 became a principal of Millennium Development Group LLC, a commercial real estate developer. Prior thereto, Mr. Rosenberg was a practicing lawyer in Huntington, New York and served as General Counsel for ITT Levitt & Sons, Inc., an international builder.

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

Item 11.  Executive Compensation.

         The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Committees of the Board; Meetings," "Executive Compensation Plans," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change -In-Control Arrangements," "Compensation Committee Report on Executive Compensation," "Executive Summary Compensation Table," "Option Grants in Fiscal Year 2000," "Option Exercises and Values for Fiscal Year 2000," and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


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

                  None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        PHAR-MOR, INC.


Date:  September 28, 2000              By:  /s/  John R. Ficarro
                                       -----------------------------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                 Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates listed below.


Date:  September 28, 2000              /s/  M. David Schwartz
                                       -----------------------------------------
                                                M. David Schwartz, President


Date:  September 28, 2000              /s/  Abbey J. Butler
                                       -----------------------------------------
                                                Abbey J. Butler, Co-Chairman and
                                                Co-Chief Executive Officer
                                               (Co-Principal executive officer)

Date:  September 28, 2000              /s/  Melvyn J. Estrin
                                       -----------------------------------------
                                                Melvyn J. Estrin, Co-Chairman
                                                and Co-Chief Executive Officer
                                                (Co-Principal executive officer)

Date:  September 28, 2000              /s/ Monroe Osterman
                                       -----------------------------------------
                                                Monroe Osterman, Director

Date:  September 28, 2000              /s/  Arthur G. Rosenberg
                                       -----------------------------------------
                                                Arthur G. Rosenberg, Director

Date:  September 28, 2000              /s/ John D. Shulman
                                       -----------------------------------------
                                                John D. Shulman, Director

Date:  September 28, 2000              /s/  Martin S. Seekely
                                       -----------------------------------------
                                                Martin S. Seekely
                                                Vice President and Controller
                                                (principal financial and
                                                accounting officer)

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

*3.1              Amended and Restated Articles of Incorporation

**3.2             Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

10.1 Amendment No. 3 to Loan Security Agreement, dated June 27, 2000, by and among the financial institutions listed on the signature pages therein, BankAmerica Business Credit, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc. and Phar-Mor of Wisconsin, Inc.

***10.2           Employment Agreement between Phar-Mor, Inc. and Abbey J.
                  Butler, dated October 1, 1997

***10.3           Employment Agreement between Phar-Mor, Inc. and Melvyn J.
                  Estrin, dated October 1, 1997

*****10.4         Second Amendment to Employment Agreement between Phar-Mor,
                  Inc. and Warren E. Jeffery, dated February 10, 1999

*****10.5         Third Amendment to Employment Agreement between Phar-Mor, Inc.
                  and M. David Schwartz, dated February 10, 1999

*****10.6         Third Amendment to Employment Agreement between Phar-Mor, Inc.
                  and John R. Ficarro, dated February 10, 1999

*10.7             Form of Indemnification Agreement dated as of September 11,
                  1995

**10.8            Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan

**10.9            Phar-Mor, Inc. 1995 Director Stock Plan, as Amended

**10.10           Phar-Mor, Inc. 1996 Director Retirement Plan

**10.11           Employee Stock Purchase Plan

******10.12       Amendment to the Supply Agreement dated November 5, 1999,
                  between Phar-Mor and McKesson Drug Company

****21.1          List of Subsidiaries

23                Independent Auditors' Consent

27                Financial Data Schedule


-----------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K405, on September 25, 1998

**** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on November 2, 1998

***** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K405, on September 29, 1999


****** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on February 7, 2000

PHAR-MOR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                              F - 2

CONSOLIDATED BALANCE SHEETS AS OF JULY 1, 2000 AND JULY 3, 1999           F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS
ENDED JULY 1, 2000, THE FIFTY-THREE WEEKS ENDED JULY 3, 1999 AND THE
FIFTY-TWO WEEKS ENDED JUNE 27, 1998                                       F - 4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FIFTY-TWO WEEKS ENDED JULY 1, 2000, THE FIFTY- THREE WEEKS
ENDED JULY 3, 1999 AND THE FIFTY-TWO WEEKS ENDED JUNE 27, 1998            F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FIFTY-TWO WEEKS
ENDED JULY 1, 2000, THE FIFTY-THREE WEEKS ENDED JULY 3, 1999 AND  THE
FIFTY-TWO WEEKS ENDED JUNE 27, 1998                                       F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F - 7

SCHEDULE II                                                               F - 25

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phar-Mor, Inc. :

We have audited the accompanying consolidated balance sheets of Phar-Mor, Inc. and subsidiaries (the "Company") as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998. Our audits also included consolidated financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999 and the results of their operations and their cash flows for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Pittsburgh, Pennsylvania
September 26, 2000

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
--------------------------------------------------------------------------------

                                                                        July 1,       July 3,
                                                                         2000          1999
                                                                     -----------   -----------
ASSETS

Current assets:
Cash and cash equivalents                                              $  16,752    $  17,346
Marketable securities                                                      3,019        3,254
Accounts receivable - net                                                 25,017       28,293
Merchandise inventories                                                  207,228      218,945
Prepaid expenses                                                           6,099        6,902
Deferred tax asset                                                           439          516
                                                                         -------      -------
Total current assets                                                     258,554      275,256

Property and equipment - net                                              91,801       93,738
Goodwill                                                                  15,809       16,234
Deferred tax asset                                                         9,126        9,049
Investments                                                               13,682        8,314
Investment in Avatex                                                       3,691         --
Other assets                                                               5,241        5,133
                                                                         -------      -------

Total assets                                                           $ 397,904    $ 407,724
                                                                        ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                       $  97,461    $ 119,843
Accrued expenses                                                          38,840       34,926
Current portion of self insurance reserves                                 1,781        2,178
Current portion of long-term debt                                          1,964        1,751
Current portion of capital lease obligations                               4,535        7,195
                                                                         -------      -------
Total current liabilities                                                144,581      165,893

Long-term debt                                                           152,410      122,804
Capital lease obligations                                                 15,446       20,143
Long-term self insurance reserves                                          7,335        8,032
Unfavorable lease liability - net                                         10,639       11,073
                                                                         -------      -------
Total liabilities                                                        330,411      327,945
                                                                         -------      -------


Commitments and contingencies

Minority interests                                                           535          535
                                                                         -------      -------


Stockholders' equity:
 Preferred stock, $.01 par value, authorized shares, 10,000,000,
   none outstanding                                                         --           --
 Common stock, $.01 par value, authorized shares, 40,000,000;
   issued and outstanding shares, 12,240,865                                 122          122
 Additional paid-in capital                                               90,007       90,007
 Stock options outstanding                                                 2,200        2,105
 Retained deficit                                                        (19,012)      (7,989)
                                                                         -------      -------

                                                                          73,317       84,245
Less: equity, through investment in Avatex, in cost of common stock
 of the Company held by Avatex, Inc                                       (6,359)      (5,001)
                                                                         -------      -------
Total stockholders' equity                                                66,958       79,244
                                                                         -------      -------

Total liabilities and stockholders' equity                             $ 397,904    $ 407,724
                                                                       =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                       Fifty-two       Fifty-three      Fifty-two
                                                      weeks ended      weeks ended     weeks ended
                                                      July 1, 2000    July 3, 1999    June 27, 1998
                                                      ------------    ------------    -------------

Sales                                                 $  1,292,090    $  1,206,539    $  1,100,851

Less:
Cost of goods sold, including occupancy and
distribution costs                                       1,050,208         977,878         887,657
Selling, general and administrative expenses               211,833         188,264         173,736
Executive severance                                           --              --             6,787
Loss on disposal of equipment                                 --              --             4,615
Depreciation and amortization                               24,708          25,386          22,293
                                                            ------          ------          ------
Income from operations before interest expense,
investment (loss), interest income, equity in
income (loss) of affiliates, income taxes and
extraordinary item                                           5,341          15,011           5,763


Interest expense                                           (18,851)        (16,338)        (16,639)
Investment loss                                             (5,528)         (1,025)         (1,093)
Interest income                                                124           1,585           3,151
                                                            ------          ------          ------

Loss before equity in income (loss) of affiliates,
income taxes and extraordinary item                        (18,914)           (767)         (8,818)
Equity in income (loss) of affiliates                        6,774           1,568             (12)
                                                            ------          ------          ------

(Loss) income before income taxes and extraordinary
 item                                                      (12,140)            801          (8,830)

Income tax provision                                          --               205            --
                                                            ------          ------          ------

(Loss) income before extraordinary item                    (12,140)            596          (8,830)

Extraordinary item - gain on extinguishment of debt          1,117            --              --
                                                            ------          ------          ------

Net (loss) income                                     $    (11,023)   $        596    $     (8,830)
                                                      ============    ============    ============

(Loss) income per basic share:
(Loss) income before extraordinary item               $      (1.08)   $        .05    $       (.73)
Extraordinary item                                    $        .10    $       --      $       --
                                                      ------------    ------------    ------------
Net (loss) income                                     $       (.98)   $        .05    $       (.73)
                                                      ============    ============    ============

(Loss) income per diluted share:
(Loss) income before extraordinary item               $      (1.08)   $        .05    $       (.73)
Extraordinary item                                    $        .10    $       --      $       --
                                                      ------------    ------------    ------------
Net (loss) income                                     $       (.98)   $        .05    $       (.73)
                                                      ============    ============    ============

Weighted average number of basic shares outstanding     11,241,342      11,522,800      12,117,683
                                                      ============    ============    ============
Weighted average number of diluted shares
    outstanding                                         11,241,342      11,570,955      12,117,683
                                                      ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------



                                                                              Equity,
                                                                              Through
                                                                             Investment
                                                                             in Avatex,
                                Common Stock                                 in Cost of
                                ------------                                Common Stock
                                                                              of the
                                          Par     Additional   Stock          Company    Retained     Total
                                         Value     Paid-in    Options         Held by   (Deficit)  Stockholders'
                              Shares    Amount     Capital    Outstanding   Avatex, Inc. Earnings     Equity
                              ------    ------     -------    -----------   ------------ --------     ------

Balance at June 28, 1997      12,159   $    122   $ 89,402         --          --         $    245    $ 89,769


Net loss                        --         --         --           --          --           (8,830)     (8,830)


Stock options outstanding       --         --         --       $  1,401        --             --         1,401


Purchase of Avatex shares       --         --         --           --      $ (4,000)          --        (4,000)


Shares issued                     77       --          574         --          --             --           574
                            --------   --------   --------     --------     --------       --------    --------


Balance at June 27, 1998      12,236        122     89,976        1,401      (4,000)        (8,585)     78,914


Net income                      --         --         --           --          --              596         596


Stock options outstanding       --         --         --            704        --             --           704


Purchase of Avatex shares       --         --         --           --        (1,001)          --        (1,001)


Shares issued                      5       --           31         --          --             --            31
                            --------   --------   --------     --------     --------       --------    --------


Balance at July 3, 1999       12,241        122     90,007        2,105     (5,001)         (7,989)     79,244


Net loss                        --         --         --           --          --          (11,023)    (11,023)

Stock options outstanding
                                --         --         --             95        --             --            95

Purchase of Avatex shares       --         --         --           --        (1,358)          --        (1,358)
                            --------   --------   --------     --------     --------       --------    --------


Balance at July 1, 2000       12,241   $    122   $ 90,007     $  2,200    $ (6,359)      $(19,012)   $ 66,958
                            ========   ========   ========     ========     ========      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                     Fifty-two       Fifty-three        Fifty-two
                                                                    weeks ended      weeks ended       weeks ended
                                                                    July 1, 2000     July 3, 1999     June 27, 1998
                                                                    ------------     ------------     -------------
OPERATING ACTIVITIES
Net loss                                                               $ (11,023)      $    596        $ (8,830)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
Items not requiring the outlay of cash:
 Depreciation                                                             18,682         17,028          14,030
 Loss on disposal of equipment                                              --             --             4,615
 Stock option expense                                                         95            704           1,401
 Amortization of video rental tapes                                        4,696          7,784           7,970
 Amortization of deferred financing costs and goodwill                     1,594            446            467
 Deferred taxes                                                             --              205            --
 Unrealized (gain)loss on equity investments                               1,111         (1,748)           --
 Gain on extinguishment of debt                                           (1,117)          --              --
 Deferred rent and unfavorable lease liabilities                            (434)        (1,059)         (1,419)
Changes in assets and liabilities:
 Accounts receivable                                                       3,232         (5,750)            687
 Marketable securities                                                       235          5,811          (9,065)
 Merchandise inventories                                                   8,506         (8,539)         (6,769)
 Prepaid expenses                                                            803         (4,385)          3,014
 Other assets                                                             (1,277)           181             298
 Accounts payable                                                        (18,638)         8,174           5,283
 Accrued expenses                                                          4,543        (11,175)             58
 Other                                                                    (1,367)          (979)         (1,686)
                                                                        --------       --------        --------
Net cash provided by operating activities                                  9,641          7,294          10,054
                                                                        --------       --------        --------

INVESTING ACTIVITIES
 Additions to rental videotapes                                           (1,485)        (7,445)         (8,167)
 Additions to property and equipment                                     (17,051)       (23,968)        (19,213)
 Investment in Avatex                                                     (5,724)        (1,001)         (4,000)
 Investment in Pharmhouse Corp., net of $3,292 cash
  acquired                                                                  --           (4,838)          --
 Proceeds from sale of equity securities                                   6,000           --             --
 Investment in equity securities                                         (11,761)        (2,291)         (4,275)
                                                                        --------       --------        --------
Net cash used for investing activities                                   (30,021)       (39,543)        (35,655)
                                                                        --------       --------        --------

FINANCING ACTIVITIES
 Borrowings under revolving credit facility                               40,217         20,066           --
 Retirement of senior notes                                               (9,032)          --             --
 Principal payments on term debt                                          (1,397)       (29,592)         (3,043)
 Principal payments on capital lease obligations                          (7,357)        (6,847)         (7,122)
 Bank overdrafts                                                          (3,793)        21,032           --
 Other additions to long-term debt                                         1,148            250           --
 Issuance of common stock                                                   --               31             574
                                                                        --------       --------        --------
Net cash provided by (used for) financing activities                      19,786          4,940          (9,591)
                                                                        --------       --------        --------
Decrease in cash and cash equivalents                                       (594)       (27,309)        (35,192)
Cash and cash equivalents, beginning of period                            17,346         44,655          79,847
                                                                        --------       --------        --------
Cash and cash equivalents, end of period                                $ 16,752       $ 17,346        $ 44,655
                                                                        ========       ========        ========

Supplemental Information
 Interest paid                                                          $ 13,602       $ 21,744        $ 16,155
 Income tax refunds                                                           53             47              48

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

         a. Fiscal Periods Presented - The accompanying consolidated balance sheets were prepared as of July 1, 2000 and July 3, 1999. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows were prepared for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999, and the fifty-two weeks ended June 27, 1998. The Company's year ends on the Saturday closest to June 30.

         b. Business - The Company operates a chain of "deep discount" drugstores primarily located in the midwest and along the east coast of the continental United States in which it sells merchandise in various categories. The Company operates in one segment.

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

         e. Marketable Securities - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are carried at fair market value as trading securities. The cost of the securities sold is determined using the specific identification method. Marketable securities consist primarily of equity instruments of corporations. Unrealized gains (losses) of $419, $(390) and $(1,363) are included in Investment loss in the Consolidated Statements of Operations for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998, respectively.

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

         h. Investments - Investments consist of equity interests in unconsolidated affiliates that do not have readily determinable market values. The Company uses the equity method of accounting for investments ($9,788 at July 1, 2000 and $6,134 at July 3, 1999) in which it has 20% or more interest in voting common stock and the cost method of accounting for investments ($3,894 at July 1, 2000 and $2,180 at July 3,
                  1999) in which it has less than a 20% interest in voting common stock or investments in preferred stock (see Note 9). During fiscal 2000 the Company recorded a $5,500 investment loss resulting from an other than temporary impairment of a cost basis investment.

         i. Investment in Avatex - During the fifty-two weeks ended June 27, 1998, the fifty-three weeks ended July 3, 1999, and the fifty-two weeks ended July 1, 2000, the Company invested $4,000, $1,001, and $5,724 respectively, to purchase approximately 25.2% of Avatex Corporation, formerly known as FoxMeyer Health Corporation ("Avatex"), an affiliate of one of the Company's former largest suppliers and the largest stockholder of the Company (see Note 9). Accordingly, upon attaining a 20% or more interest in Avatex's common stock during the fiscal year ended July 1, 2000, the Company changed its method of accounting for the investment from the cost to the equity basis as required by generally accepted accounting principles. Because Avatex holds an approximate 39% interest in the Company's common stock, the Company treats Avatex's investment in the Company's common stock similar to treasury stock, with a reduction in the number of shares outstanding for calculating earnings per share of 1,207,979. The financial statements of prior years have been restated to reflect the adoption of the equity method in a manner consistent with the accounting for a step-by-step acquisition of Avatex. The effect of the restatement was to increase net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
                  income for fiscal 1999 by $2,188, eliminate comprehensive income (loss) for all prior periods and reclassify all of the Company's investment in Avatex common stock prior to fiscal 2000 from Investment in Avatex to equity, through investment in Avatex, in cost of common stock of the Corporation held by Avatex, Inc. on the Condensed Consolidated Balance Sheets.

                  The Company's investment in Avatex includes the unamortized excess of the Company's investment over its equity in Avatex's net assets. This excess was $3,628 and is being amortized on a straight-line basis over 20 years.

         j. Deferred Debt Expense - Deferred debt expense is included in other assets and is amortized on a straight-line basis over the term of the related debt.

         k. Goodwill - Goodwill is amortized on a straight-line basis over its estimated useful life, which ranges between 25 and 40 years and is net of accumulated amortization of $962 and $318 at July 1, 2000 and July 3, 1999, respectively.

         l. Purchased Pharmacy Files - Purchased pharmacy files are included in other assets and are recorded at fair value and amortized over their estimated useful lives, which range between 3 and 10 years.

         m. Pre-Opening Costs - Expenses incurred for new stores prior to their opening are expensed as incurred.

         n. Property and Equipment - The Company's policy is to record property and equipment (including leasehold improvements) at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the lives of the leases, whichever is shorter. The Company capitalizes the costs of software and software upgrades purchased for use in its operations. The Company capitalizes the internal costs of software developed or modified for use in its operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized and depreciated over the remaining estimated useful life of the asset.

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

         s. Income Taxes - The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         t. Stock Based Compensation - The Company applies the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation arrangements.

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

         x. Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

                  In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

                         -  Persuasive evidence of an arrangement exists;

                         -  Delivery has occurred or service has been rendered;

                         -  The seller's price to the buyer is fixed or
                              determinable; and

                         -  Collectibility is reasonably assured.

                  The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of SAB 101 does not have a material impact on the Company's financial statements.

         y. Advertising Costs - Advertising costs are expensed when incurred. Advertising expenses for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998 were $22,827, $19,392 and $23,381, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

2.       ACCOUNTS RECEIVABLE


         Accounts receivable consists of the following:
                                                                          July 1, 2000      July 3, 1999
                                                                          ------------      ------------

         Accounts receivable - vendors                                        $ 10,315        $ 13,587
         Third-party prescriptions                                              14,944          14,038
         Vendor coupons                                                            711           1,015
         Other                                                                     551           1,397
                                                                                ------          ------
                                                                                26,521          30,037
         Less allowance for doubtful accounts                                    1,504           1,744
                                                                                ------          ------
                                                                              $ 25,017        $ 28,293
                                                                              ========        ========

3.       MERCHANDISE INVENTORIES

         Merchandise inventories consists of the following:

                                                                          July 1, 2000    July 3, 1999
                                                                          ------------    ------------
         Store inventories                                                    $189,423        $187,197
         Warehouse inventories                                                  29,476          41,624
         Video rental tapes - net                                                1,019           5,080
                                                                               -------         -------
                                                                               219,918         233,901
         Less reserves for markdowns, shrinkage
         and vendor rebates                                                     12,690          14,956
                                                                              --------        --------
                                                                              $207,228        $218,945
                                                                              ========        ========

         The video rental tape inventory is net of accumulated amortization of $3,832 and $7,526 at July 1, 2000 and July 3, 1999, respectively.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                          July 1, 2000    July 3, 1999
                                                                          ------------    ------------
         Furniture, fixtures and equipment                                    $ 70,171        $ 60,534
         Building improvements to leased property                               52,559          45,804
         Land                                                                      497             497
         Building                                                                1,517           1,517
         Capital leases:
          Buildings                                                             11,076          11,076
          Furniture, fixtures and equipment                                     22,072          22,072
                                                                               -------         -------
                                                                               157,892         141,500
         Less accumulated depreciation and
         amortization                                                           66,091          47,762
                                                                               -------         -------
                                                                              $ 91,801        $ 93,738
                                                                              ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
5.       OTHER ASSETS

         Other assets consists of the following:

                                                                          July 1, 2000    July 3, 1999
                                                                          ------------    ------------
         Purchased pharmacy files                                               $3,313          $4,001
         Liquor licenses                                                         1,117              45
         Deferred debt expense                                                     291             456
         Utility and other deposits                                                388             396
         Other                                                                     132             235
                                                                                ------          ------
                                                                                $5,241          $5,133
                                                                                ======          ======

         Deferred debt expense, liquor licenses and purchased pharmacy files are net of accumulated amortization of $1,430 and $1,315, at July 1, 2000 and July 3, 1999, respectively. The deferred debt expense consists of debt origination costs associated with the credit facility (See Note
         6).


6.       REVOLVING CREDIT FACILITIES

         On September 10, 1999, the Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Revolving Credit Facility") with BankAmerica Business Credit, Inc. ("BABC"), as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000.

         Borrowings under the Amended Revolving Credit Facility may be used for working capital needs and general corporate purposes. Up to $50,000 of the facility at any time may be used for standby and documentary letters of credit. The Facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions. The facility contains no other financial covenants.

         Credit availability under the Amended Revolving Credit Facility at any time is the lesser of the Aggregate Availability (as defined in the Facility) or $100,000. Availability under the Facility, after subtracting outstanding letters of credit, was $34,633 at July 1, 2000. The Amended Revolving Credit Facility establishes a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

         Advances made under the Amended Revolving Credit Facility bear interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00% from January 1 to June 30 each year and the BankAmerica Reference rate plus 3/4% or LIBOR plus 2.25% from July 1 to December 31 each year. Under the terms of the Amended Revolving Credit Facility, the Company is required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

         At July 1, 2000 the BankAmerica reference rate (prime rate) was 9.5% and the LIBOR rate was 6.42%.

         At July 1, 2000 there were letters of credit in the amount of $5,084 outstanding under the Amended Revolving Credit Facility.

         The Amended Revolving Credit Facility expires on March 14, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------


7.       LONG-TERM DEBT

         The composition of the debt obligations included on the consolidated balance sheets is as follows:

                                                                      July 1, 2000  July 3, 1999
                                                                      ------------  ------------
         Senior unsecured notes, interest rate of 11.72%,
          due September 2002                                              $ 81,313   $ 91,462
         Amended Revolving Credit Facility                                  60,283     20,066

         Equipment notes, interest rate of 7%, due in installments
          through October 2003                                               3,926      3,785
         Tax notes, interest rates at 5.89% to 8%, due
          through September 2001                                             4,455      4,575

         Real estate mortgage notes and bonds payable at rates ranging
          from 3% to 9.98% and the prime rate plus 1%                        4,397      4,667
                                                                           -------    -------
         Total debt                                                        154,374    124,555
         Less current portion                                                1,964      1,751
                                                                           -------    -------
         Total long-term debt                                             $152,410   $122,804
                                                                          ========   ========

         The Company must offer to purchase the senior unsecured notes at a price equal to 101% of the principal amount upon the occurrence of a change in control. The senior notes contain restrictions on, among other things, incurrence of debt, payment of dividends and repurchases of common stock. During fiscal 2000, the Company recognized an extraordinary gain of $1,117 in connection with the retirement of $10,149 of senior unsecured notes.

         The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $3,853 and $4,038 at July 1, 2000 and July 3, 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

         Future maturities of long-term debt subsequent to July 1, 2000 are summarized as follows:

                  2001                                               $     1,964
                  2002                                                    63,597
                  2003                                                    82,801
                  2004                                                       554
                  2005                                                       365
                  Thereafter                                               5,093
                                                                        --------
                                                                        $154,374
                                                                        ========

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

         Minimum annual rentals for all capital and operating leases having initial noncancelable lease terms in excess of one year at July 1, 2000 are as follows:

                                                       Capital         Operating
                                                        Leases           Leases
                                                        ------           ------

                                 2001                   $ 5,919         $ 42,816
                                 2002                     5,220           40,784
                                 2003                     3,388           36,753
                                 2004                     2,033           31,097
                                 2005                     2,055           26,832
                                 Thereafter               6,394          103,775
                                                          -----          -------

          Total minimum lease payments                   25,009         $282,057
                                                                         =======
          Less amounts representing interest              5,028
                                                        -------
          Present value of minimum lease payments        19,981
          Less current portion                            4,535
                                                        -------
          Long-term capital lease obligations           $15,446
                                                        =======


         The operating leases on substantially all store properties provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the fifty-two weeks ended July 1, 2000, fifty-three weeks ended July 3, 1999, and the fifty-two weeks ended June 27, 1998 was $43,730, $37,306, and $31,921 respectively, including $206, $223, and $123 of additional rentals.

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

         The Company paid $95 and $77 to Human Service Group, Inc. during Fiscal Year 2000 and 1999, respectively, for secretarial services provided to Mr. Estrin. Human Service Group, Inc. is a corporation wholly owned by Mr. Estrin.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The Company paid CB Equities Corporation $67, $74 and $52, during Fiscal Year 2000, 1999 and 1998, respectively, for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

10.      WARRANTS AND OPTIONS

         Warrants
         --------

         There are warrants to purchase an aggregate of 1,250,000 of the Company's common shares outstanding as of July 1, 2000. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments. The warrants are exercisable at any time until the close of business on September 10, 2002. As of July 1, 2000, no warrants had been exercised.


         Stock Options
         -------------

         The Company has an incentive stock option plan for officers and key employees which allows for the issuance of a maximum of 3,850,000 options. As of July 1, 2000, options for 155,367 common shares were reserved for future grant, and options for 3,694,633 shares were outstanding and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% or 33 1/3% of the underlying shares on the grant date, and will vest in additional increments of 20% or 33 1/3% of the underlying shares on each of the subsequent anniversaries of the grant date until 100% vested. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders' death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

         The Company has a stock option plan for directors. Before October 1, 1997, each director received an annual grant of an option to purchase 5,000 shares of Common Stock. Commencing with the grant on October 1, 1997, each director now receives an annual grant of an option to purchase 10,000 shares of Common Stock. The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 500,000 common shares may be granted under the stock option plan for directors. As of July 1, 2000, options for 235,000 shares were outstanding.

         Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999, and the fifty-two weeks ended June 27, 1998, the Company recognized $95, $704, and $1,401 respectively, in compensation cost for the Company's stock option plans in the accompanying consolidated financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described above, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.


                                          Fifty-two weeks            Fifty-three weeks         Fifty-two weeks
                                        ended July 1, 2000         ended July 3, 1999        ended June 27, 1998
                                        ------------------         ------------------        -------------------

         Net (loss) income:
           As reported                      $(11,023)                   $     596                $  (8,830)
           Pro forma                        $(13,734)                   $  (2,160)                $(11,654)

         Basic and diluted (loss) earnings
         per share:
           As reported                        $(0.98)                     $   .05                   $(0.73)
           Pro forma                          $(1.22)                      $(0.19)                  $(0.96)



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

         As of July 1, 2000, 3,527,968 options were exercisable at a weighted average exercise price per share of $6.79.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The following table summarizes stock option activity under the plans:

                                                                                        Weighted
                                                         Weighted                       Average        Weighted
                                                          Average                      Remaining       Average
                                          Options        Exercise     Exercise Price  Contractual     Grant Date
                                        Outstanding   Price Per Share    per Share    Life (Years)    Fair Value
                                        -----------   ---------------    ---------    ------------    ----------

            Balance at June 28, 1997       1,320,817       $ 7.75      $ 5.44 - $8.00      5.30
            Granted                        1,840,000       $ 7.83      $ 5.44 - $9.63                    3.55
            Forfeited                       (467,984)      $ 7.00      $ 5.44 - $8.00
            Exercised                        (76,666)      $ 7.50      $ 6.50 - $8.00
                                           ---------

            Balance at June 27, 1998       2,616,167       $ 7.92      $ 5.44 - $9.63      5.71
            Granted                        1,120,300       $ 4.47      $ 4.25 - $8.13                    2.11
            Forfeited                        (21,233)      $ 7.88      $ 7.22 - $9.63
            Exercised                         (5,000)      $ 6.17      $ 6.17
                                           ---------

            Balance at July 3, 1999        3,710,234       $ 6.88      $ 4.25 - $9.63      5.32
            Granted                          810,300       $ 2.55      $ 2.52 - $5.34                    1.20
            Forfeited                       (174,234)      $ 4.87      $ 2.52 - $9.63
                                           ---------
             Balance at July 1, 2000       4,346,300       $ 6.16      $ 2.52 - $9.63        4.72
                                           =========


         On February 17, 1998, the Company granted options to purchase 375,000 shares at $5.4375 and options to purchase 400,000 shares at $6.84375. These options were issued at exercise prices below the market price of $9.6875 on this date. All of the remaining options were granted at the market price on the date of the grant. On April 13, 2000, the Company repriced options to purchase 93,600 shares from the original grant price of $9.625 and options to purchase 30,000 shares with an original grant price of $7.375 to $2.51625 per share.

         The following table stratifies the options as of July 1, 2000:

                                                                                                        Weighted
                                                                   Weighted Average                      Average
                                       Total      Weighted Average    Remaining                         Exercise
               Exercise Price         Options         Exercise       Contractual        Options      Price Per Share
                  per Share         Outstanding   Price Per Share    Life (Years)     Exercisable      Exercisable
                  ---------         -----------   ---------------    ------------     -----------     -------------

               $ 8.00 - $ 9.63       1,525,767        $ 8.85             3.65          1,525,600          $ 8.85
               $ 6.17 - $ 7.75         767,733        $ 7.04             3.67            725,567          $ 7.02
               $ 4.25 - $ 5.44       1,312,800        $ 4.57             5.4           1,010,268          $ 4.65
               $ 2.52 - $ 3.16         740,000        $ 2.52             6.79            266,533          $ 2.52


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

11.      INCOME TAXES

         Deferred income taxes at July 1, 2000 and July 3, 1999, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

         The components of deferred tax assets and liabilities are as follows:

                                               July 1, 2000   July 3, 1999
                                               ------------   ------------
         Deferred Tax Assets:
          Operating and restructuring reserves    $   5,090      $   5,977
          Net operating losses                      135,272        131,807
          Depreciation and amortization              29,947         29,578
          Lease escalation accruals                   4,299          4,454
          Jobs tax credit                             4,432          4,432
          Other items                                 3,069          4,458
                                                  ---------      ---------
                                                    182,109        180,706
          Valuation allowance                      (172,544)      (171,141)
                                                  ---------      ---------
          Net deferred tax assets                 $   9,565      $   9,565
                                                  =========      =========


         Composition of amounts in Consolidated
          Balance Sheet:
          Deferred tax assets - current           $     439      $     516
          Deferred tax liabilities - current           --             --
                                                  ---------      ---------
          Net deferred tax assets - current       $     439      $     516
                                                  =========      =========


          Deferred tax assets - noncurrent        $   9,126      $   9,049
          Deferred tax liabilities - noncurrent        --             --
                                                  ---------      ---------
          Net deferred tax assets - noncurrent    $   9,126      $   9,049
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

         There is no current income tax provision in fiscal 2000, 1999 or 1998 and a deferred tax provision in fiscal 1999 totaling $205. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to (loss) income before taxes is as follows:


                                                     Fifty-two    Fifty-three     Fifty-two
                                                    weeks ended   weeks ended    weeks ended
                                                   July 1, 2000   July 3, 1999  June 27, 1998
                                                   ------------   ------------  -------------
         Statutory tax rate                             (35.0%)         35.0%        (35.0%)
         State income taxes, net of federal benefit        --            5.2%           --
         Tax effect of permanent differences               --          (14.6)%          --
         Change in valuation allowance                   35.0%            --          35.0%
                                                         ----           ----          ----
         Effective tax rate                               0.0%          25.6%          0.0%
                                                         ====           ====          ====


         The Company has approximately $378,000 of tax basis NOLs available to offset future taxable income. Approximately $347,000 of this amount ("Section 382 NOLs") is subject to restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code Section 382 (I)(6), and the regulations thereunder, could further limit the Company's ability to use its Section 382 NOLs to offset future income to an amount approximating $5,500 annually. The remaining $31,000 of NOLs were incurred subsequent to September 2, 1995, and may be used to offset future taxable income without restriction. The NOLs will expire beginning in 2008.

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

12.      EMPLOYEE BENEFIT PLANS

         Defined Contribution Plans
         --------------------------

         The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to the union employee savings plan an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company contributes to the nonunion employee savings plan an amount equal to 100% of the employee's contribution up to 2% of the employee's pay and a minimum of 20% of the employee's contribution in excess of 2% up to 4% of employee's pay based on the Company's financial performance. The Company contributes to the Pharmhouse Corp. employee savings plan an amount equal to 100% of the employee's contribution up to one dollar of an employee's pay each week and 25% of the employee's contribution in excess of one dollar each week up to 3% of employee's pay. Employee savings plan expenses for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998, were $1,214, $1,087 and $1,009, respectively.

         Health and Welfare Plans
         ------------------------

         The Company also contributes to a multiemployer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999, and the fifty-two weeks ended June 27, 1998, were $2,343, $2,050 and $1,858, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The following table sets forth the funded status of the Company's defined benefit pension plans and the amounts recognized in the Company's consolidated balance sheets:

                                                            July 1, 2000  July 3, 1999
                                                            ------------  ------------
         Change in benefit obligation
         Benefit obligation at the beginning of the year         $ 4,592    $ 5,175
         Service costs with expenses                                 339        287
         Interest cost                                               309        264
         Actuarial (gain)/loss                                       173        907
         Benefits paid                                               (31)    (2,041)
                                                                 -------    -------
         Benefit obligation at end of year                         5,382      4,592
                                                                 -------    -------


         Change in plan assets
         Fair value of plan assets at beginning of year            3,190      3,589
         Actual return on plan assets                                129        437
         Employer contributions                                      416      1,205
         Benefits paid                                               (31)    (2,041)
                                                                 -------    -------
         Fair value of plan assets at end of year                  3,704      3,190
                                                                 -------    -------

         Funded status                                            (1,678)    (1,402)
         Unrecognized net actuarial loss                           1,220        929
         Unrecognized prior service cost                               1          1
                                                                 -------    -------
         Net amount recognized                                   $  (457)   $  (472)
                                                                 =======    =======

         Amounts recognized in the statement of financial
         position consist of:
         Accrued benefit liability                               $  (463)   $  (479)
         Intangible asset                                              6          7
                                                                 -------    -------
         Net amount recognized                                   $  (457)   $  (472)
                                                                 =======    =======



                                                             July 1, 2000    July 3, 1999
                                                             ------------    ------------
         Weighted-average assumptions
         Discount rate                                              6.5 %           6.5 %
         Expected long-term rate of return on assets                8.5 %           8.5 %
         Rate of increase in future compensation levels             4.0 %           4.0 %

                                                   Fifty-two      Fifty-three       Fifty-two
                                                  weeks ended     weeks ended      weeks ended
                                                 July 1, 2000    July 3, 1999    June 27, 1998
                                                 ------------    ------------    -------------
         Components of net periodic benefit cost
          Service cost                                $   339         $   287        $   170
          Interest cost                                   309             264            668
          Expected return on plan assets                 (290)           (244)          (773)
          Recognized actuarial loss                        42              45             (1)
                                                      -------         -------        -------
          Net periodic pension cost                       400             352             64
          Settlement effect from lump sum cashouts       --              --           (1,446)
                                                      -------         -------        -------
          Net pension (income) expense                $   400         $   352        $(1,382)
                                                      =======         =======        =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for the pension plan with the accumulated benefit obligations in excess of plan assets were $68, $51, and $30, respectively, as of July 1, 2000 and $58, $44, and $22, respectively, as of July 3, 1999.


13.      REORGANIZATION ITEMS AND RELATED RESERVES

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

         The activity in the reserve for costs of downsizing is as follows:

                                                         Fifty-two      Fifty-three        Fifty-two
                                                        weeks ended     weeks ended       weeks ended
                                                       July 1, 2000     July 3, 1999     June 27, 1998
                                                       ------------     ------------     -------------
         Balance, beginning of period                       $   918          $   967           $ 1,866
         Costs incurred in connection with the
          Pharmhouse acquisition                               (542)             800               --
         Store rightsizing costs                                (36)            (849)             (899)
                                                            -------          -------           -------
         Balance, end of period                             $   340          $   918           $   967
                                                            =======          =======           =======


         The remainder of the reserve for the costs of downsizing at July 1, 2000 is considered by management to be a reasonable estimate of the costs to be incurred related to the Pharmhouse acquisition.

14.      FINANCIAL INSTRUMENTS

         The Company has financial instruments which include marketable securities, investments and long-term debt. The carrying values of these instruments at July 1, 2000 approximated their fair market value except for the senior unsecured notes. The estimated fair value of the senior unsecured notes is $51,227 at July 1, 2000.

         The fair values of the instruments were based upon quoted market prices of the same or similar instruments or on the rate available to the Company for instruments of the same maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Fiscal 2000
          -----------
                                                        Thirteen           Thirteen         Thirteen         Thirteen
                                                      weeks ended        weeks ended       weeks ended     weeks ended
                                                   October 2, 1999    January 1, 2000    April 1, 2000    July 1, 2000
                                                   ---------------    ---------------    -------------    ------------
         Sales                                        $    317,835       $    350,411     $    308,663    $    315,181
         Gross profit                                 $     61,052       $     70,061     $     54,560    $     56,209
         Net (loss) income                            $     (4,191)      $      8,118     $     (1,839)   $    (13,111)

         Net (loss) income per basic share            $      (0.36)      $       0.71     $      (0.17)   $      (1.19)
         Weighted average number of basic
         shares outstanding                             11,516,185         11,383,411       11,032,886      11,032,886
         Net (loss) income per diluted share          $      (0.36)      $       0.71     $      (0.17)   $      (1.19)

         Weighted average number of diluted shares
         outstanding                                    11,516,185         11,383,411       11,032,886      11,032,886


          Fiscal 1999
          -----------

                                                     Thirteen           Thirteen            Thirteen         Fourteen
                                                    weeks ended         weeks ended       weeks ended      weeks ended
                                                September 26, 1998  December 26, 1998   March 27, 1999    July 3, 1999
                                                ------------------  -----------------   --------------    ------------

         Sales                                        $    269,412       $    296,989     $    290,928    $    349,210
         Gross profit                                 $     50,815       $     58,704     $     55,018    $     64,124
         Net (loss) income                            $     (1,512)      $      3,747     $      1,167    $     (2,806)

         Net (loss) income per basic share            $      (0.13)      $       0.33     $       0.10    $      (0.24)
         Weighted average number of basic
         shares outstanding
                                                        11,542,000         11,516,220       11,516,185      11,516,185
         Net (loss) income per diluted share          $      (0.13)      $       0.32     $       0.10    $      (0.24)
         Weighted average number of diluted shares
         outstanding                                    11,542,000         11,637,444       11,592,371      11,516,185


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

16.      (LOSS) INCOME PER SHARE

         Basic earnings per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. The diluted earnings (loss) per share calculation assumes the conversion of dilutive stock options and warrants into common shares. The earnings per share calculations for all periods are as follows:

                                                             Fifty-two      Fifty-three      Fifty-two
                                                            weeks ended     weeks ended     weeks ended
                                                           July 1, 2000     July 3, 1999   June 27, 1998
                                                           ------------     ------------   -------------
         BASIC (LOSS) EARNINGS PER SHARE
         -------------------------------

         Net (loss) income available for common shares      $    (11,023)   $        596   $     (8,830)
         Basic weighted average common shares outstanding     11,241,342      11,522,800     12,117,683
         Basic earnings (loss) per share                    $       (.98)   $        .05   $       (.73)

         DILUTED (LOSS) EARNINGS PER SHARE
         ---------------------------------

         Net (loss) income available for common shares      $    (11,023)   $        596   $     (8,830)
         Diluted weighted average common shares               11,241,342      11,570,955     12,117,683
         Diluted earnings per share                         $       (.98)   $        .05   $       (.73)

         There were 4,346,300, 2,782,934 and 2,616,167 options for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999, and the fifty-two weeks ended June 27, 1998, respectively, and 1,250,000 warrants for the fifty-two weeks ended July 1, 2000, the fifty-three weeks ended July 3, 1999 and the fifty-two weeks ended June 27, 1998 excluded from the calculation of diluted (loss) income per share as they would have had an anti-dilutive effect on (loss) income per share.

17.      LITIGATION

         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


18.      BUSINESS COMBINATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
         The Merger was accounted for under the purchase method of accounting. The results of operations of Pharmhouse from March 16, 1999 through July 3, 1999 have been included in the Consolidated Statements of Operations for the fifty-three weeks ended July 3, 1999. The total purchase price payable in connection with the Merger was approximately $34,200, consisting of $7,500 in cash and the assumption of $26,700 in debt. Goodwill is being amortized using the straight-line method over a period of 25 years. The fair value of the assets acquired and liabilities assumed was as follows:

                  Identifiable assets acquired                         $54,962
                  Liabilities assumed                                  (61,954)
                  Goodwill                                              14,866
                                                                       -------
                  Cash paid                                             $7,874
                                                                       =======

         The following supplemental pro forma information is presented as though the companies combined at the beginning of the respective periods:

                                                     Fifty-three weeks        Fifty-two weeks
                                                     ended July 3, 1999      ended June 27, 1998
                                                     ------------------      -------------------
        Sales                                              $  1,337,222              $ 1,293,956
                                                     ==================      ===================
        Net loss                                           $     (7,983)             $   (13,377)
                                                     ==================      ===================
        Basic and diluted loss per common share            $       (.69)             $     (1.10)
                                                     ==================      ===================

         Pharmhouse operated 32 discount drug stores in eight mid-Atlantic and New England states under the names "Pharmhouse" and "Rx Place".

19.      EQUITY BASIS INVESTMENTS

         Summarized  financial   information  for  the  Company's  equity  basis
         investments in associated companies, combined, was as follows for fiscal 2000:

                  Income Statement Information:
                       Revenue                                       $       0
                       Net Income                                       27,767

                  Balance Sheet Information:
                       Assets                                        $ 133,347
                       Liabilities                                      48,492

                                                                                        Schedule II

VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at   Charged to                  Balance at
                                  beginning    costs and   Deductions-      end of
Description                       of period     expense    Charge-offs      period
-----------                       ---------     -------    -----------      ------

Allowance for doubtful accounts
-------------------------------

52 weeks ended June 27, 1998       $  2,703    $   (186)     $ (1,115)     $  1,402

53 weeks ended July 3 1999            1,402       2,097        (1,755)        1,744

52 weeks ended July 1, 2000           1,744       4,049        (4,289)        1,504


Inventory shrink reserve
------------------------

52 weeks ended June 27, 1998          5,623       6,310        (8,009)        3,924

53 weeks ended July 3, 1999           3,924       9,741        (7,839)        5,826

52 weeks ended July 1, 2000           5,826      11,155       (12,800)        4,181


Inventory markdown reserve
--------------------------

52 weeks ended June 27, 1998            745        --            (745)         --

53 weeks ended July 3, 1999            --          --            --            --

52 weeks ended July 1, 2000            --          --            --            --
