Form 10-Q
period 2000-09-30
PHAR MOR INC
filed 2000-11-09
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     Quarterly  report  pursuant  to  Section 13 or 15(d) of the  Securities
-------- Exchange Act of 1934

         For the quarterly period ended September 30, 2000 Commission File Number 0-27050
                -------

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

On October 16, 2000, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,261,643 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                           PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                    I N D E X

                                                                           Page
--------------------------------------------------------------------------------

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30,
              2000 and July 1, 2000                                           3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended September 30, 2000 and October 2, 1999     4

              Condensed Consolidated Statements of Cash Flows for the
              Thirteen Weeks Ended September 30, 2000 and October 2, 1999     5

              Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Part II: Other Information

         Item 1.  Legal Proceedings                                           9
         Item 2.  Changes in Securities                                       9
         Item 3.  Defaults Upon Senior Securities                             9
         Item 4.  Submission of Matters to a Vote of Security Holders         9
         Item 5.  Other Information                                           9
         Item 6.  Exhibits and Reports on Form 8-K                            9
         Signatures                                                          10
         Exhibit Index                                                       11

                                             PHAR-MOR, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (In thousands)

ASSETS                                                   (Unaudited)
                                                        September 30,    July 1,
                                                             2000          2000
                                                             ----          ----
Current assets:
  Cash and cash equivalents                                $  14,797    $  16,752
  Marketable securities                                        2,516        3,019
  Accounts receivable - net                                   30,055       25,017
  Merchandise inventories                                    224,733      207,228
  Prepaid expenses and other current assets                    6,852        6,538
                                                             -------      -------

          Total current assets                               278,953      258,554

Property and equipment - net                                  88,505       91,801
Goodwill                                                      15,648       15,809
Deferred tax asset                                             9,126        9,126
Investments                                                   13,443       13,682
Investment in Avatex                                           3,948        3,691
Other assets                                                   5,288        5,241
                                                             -------      -------

          Total assets                                     $ 414,911    $ 397,904
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 103,647    $  97,461
  Accrued expenses and other current liabilities              35,148       40,621
  Current portion of long-term debt and capital lease
    obligations                                                6,356        6,499
                                                             -------      -------
          Total current liabilities                          145,151      144,581

Long-term debt and capital lease obligations                 193,288      167,856
Long-term self insurance reserves                              7,184        7,335
Deferred rent and unfavorable lease liability - net           10,296       10,639
                                                             -------      -------
          Total liabilities                                  355,919      330,411
                                                             -------      -------

Commitments and contingencies                                   --           --
Minority interests                                               535          535

Stockholders' equity:
  Preferred stock                                               --           --
  Common stock                                                   122          122
  Additional paid-in capital                                  90,007       90,007
  Stock options outstanding                                    2,200        2,200
  Retained deficit                                           (27,513)     (19,012)
                                                             -------      -------
                                                              64,816       73,317
  Less: equity, through investment in Avatex, in cost of
   common stock of the Company held by Avatex, Inc.           (6,359)      (6,359)
                                                             -------      -------
        Total stockholders' equity                            58,457       66,958
                                                             -------      -------

        Total liabilities and stockholders' equity         $ 414,911    $ 397,904
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

                          PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                             Thirteen             Thirteen
                                                           Weeks Ended          Weeks Ended
                                                       September 30, 2000     October 2, 1999
                                                       ------------------     ---------------

Sales                                                        $    308,187    $    317,835

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                          255,278         256,783
  Selling, general and administrative expenses                     50,422          53,455
  Depreciation and amortization                                     5,374           7,175
                                                                  -------         -------

(Loss) income from operations before interest expense,
 investment loss and equity in (loss) income of affiliates         (2,887)            422

Interest expense                                                   (5,022)         (4,545)
Investment loss                                                      (503)           (658)
                                                                  -------         -------
Loss before equity in (loss) income of affiliates                  (8,412)         (4,781)

Equity in (loss) income of affiliates                                 (90)            590
                                                                  -------         -------
Net loss                                                     $     (8,502)   $     (4,191)
                                                             ============    ============


Loss per basic and diluted common share                      $       (.77)   $       (.36)
                                                             ============    ============


Weighted average number of basic and diluted common shares
outstanding                                                    11,019,871      11,516,185


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Thirteen           Thirteen
                                                          Weeks Ended        Weeks Ended
                                                      September 30, 2000   October 2, 1999
                                                      ------------------   ---------------
OPERATING ACTIVITIES
  Net loss                                                    $ (8,502)     $ (4,191)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                               4,546         4,641
      Amortization of video rental tapes                           519         2,241
      Stock option expense                                        --              95
      Amortization of deferred financing costs and goodwill        377           361
      Deferred rent and unfavorable lease liability               (343)          121
      Equity in loss (income) of affiliates                         90          (590)
    Changes in assets and liabilities:
      Accounts receivable                                       (5,038)       (3,482)
      Marketable securities                                        503         1,713
      Merchandise inventories                                  (17,687)      (14,821)
      Prepaid expenses                                            (314)        1,008
      Other assets                                                (264)          (51)
      Accounts payable                                           5,258       (22,088)
      Accrued expenses and other current liabilities            (5,622)          699
                                                               -------       -------
  Net cash used for operating activities                       (26,477)      (34,344)
                                                               -------       -------

INVESTING ACTIVITIES
  Additions to rental videotapes                                  (337)         (454)
  Additions to property and equipment                           (1,251)       (4,448)
  Investment in equity securities                                 (107)       (4,600)
                                                               -------       -------
  Net cash used for investing activities                        (1,695)       (9,502)
                                                               -------       -------

FINANCING ACTIVITIES
  Borrowings under revolving credit facility                    26,890        30,969
  Bank overdrafts                                                  928        13,495
  Principal payments on long-term debt                            (502)         (446)
  Principal payments on capital lease obligations               (1,099)       (1,651)
                                                               -------       -------
  Net cash provided by financing activities                     26,217        42,367
                                                               -------       -------

  Decrease in cash and cash equivalents                         (1,955)       (1,479)
  Cash and cash equivalents, beginning of period                16,752        17,346
                                                               -------       -------
  Cash and cash equivalents, end of period                    $ 14,797      $ 15,867
                                                              ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share
amounts)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000 for additional disclosures, including a summary of the Company's accounting policies, which have not changed except for the new accounting pronouncement discussed in note 2. Operating results for the thirteen weeks ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 30, 2001.

2.       NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS Nos. 137 and 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective July 2, 2000, and the adoption of this standard did not have an impact on its consolidated financial position, results of operations or cash flows.

3.       LITIGATION
         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact of the Company's consolidated financial position, results of operations or cash flows.

4.       INVESTMENT IN AVATEX
         On December 6, 1999, the Company invested $5,724 to purchase an additional 2,862,400 shares of Avatex common stock, increasing its investment from 15.1% to approximately 25.2% of Avatex's total outstanding common stock. Accordingly, the Company changed its method of accounting for the investment from cost to equity basis as required by generally accepted accounting principles and treats Avatex's investment in the Company's common stock similar to treasury stock, with a reduction in the number of shares outstanding for calculating earnings per share of 1,220,994. The financial statements of prior years have been restated to reflect the adoption of the equity method in a manner consistent with the accounting of a step by step acquisition of Avatex. The effect of the restatement was to increase net income for fiscal 1999 by $2,188, eliminate comprehensive income
         (loss) for all prior periods and reclassify all of the Company's investment in Avatex common stock prior to fiscal 2000 from Investment in Avatex to Equity in cost of common stock of the Company held by Avatex, Inc. on the Condensed Consolidated Balance Sheets.

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

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended September 30, 2000 versus
    Thirteen Weeks Ended October 2, 1999

Sales for the first quarter of fiscal year 2001 ("Fiscal 2001") decreased 3.0% compared to the first quarter of fiscal year 2000 ("Fiscal 2000"). Comparable store sales decreased 2.9% from $314,949 for Fiscal 2000 to $305,866 for Fiscal 2001. Comparable store pharmacy sales increased 5.6% while comparable store front-end sales decreased 6.5%. Front-end sales were afected by unseasonably cool and wet summer weather which negatively impacted the sale of summer seasonal merchandise.

Cost of sales as a percentage of sales was 82.8% in Fiscal 2001 compared to 80.8% in Fiscal 2000, an increase of 2.0% of sales. The increase was primarily due to the inclusion of vendor allowances for the remerchandising of the Pharmhouse stores in Fiscal 2000 and a reduction in video rental tape sales and gross margin due to the elimination of underperforming video rental departments.

Selling, general and administrative expenses as a percentage of sales were 16.4% in Fiscal 2001 compared to 16.8% in Fiscal 2000, a decrease of .4% of sales. This decrease was primarily due to lower store wages, lower corporate incentive compensation accruals and lower credit card fees. The decrease in store wages is due to an increase in productivity as a result of improved labor scheduling. The decrease in credit card fees is the result of increased efforts to convert customers to the use of debit cards.

Depreciation and amortization expense was $5,374 in Fiscal 2001 compared to $7,175 in Fiscal 2000, a decrease of $1,801. The decrease was primarily due to a $1,722 decrease in video tape amortization due to the closure of approximately one half of the Company's poorer performing video rental departments since the beginning of Fiscal 2000 combined with lower video rental tape purchases in continuing video rental departments.

Interest expense was $5,022 in Fiscal 2001 compared to interest expense of $4,545 in Fiscal 2000, a $477 increase. The increase in interest expense was due to increased boirrowings under the revolving credit facility partially offset by lower interest expense on the senior notes due to the repurchase of $10,149 in senior notes in Fiscal 2000.

Equity in loss (income) of affiliates declined from a $590 income in Fiscal 2000 to a $90 loss in Fiscal 2001, primarily due to lower income realized by an investment partnership for which the Company has an investment.


FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of September 30, 2000 was $14,797. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

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

Unused availability under the Amended Facility, after subtracting amounts used for outstanding letters of credit, was $10,776 at September 30, 2000.

The Amended Facility expires on March 14, 2002.

On October 6, 2000 the Company received a commitment from Fleet Retail Finance, Inc. to provide a senior secured revolving credit facility for up to $150,000 that would replace the Amended Facility. The closing date for this facility is expected to occur on or before November 30, 2000.

Thirteen weeks ended September 30, 2000

During the thirteen weeks ended September 30, 2000, the Company's cash position decreased by $1,955. Net cash used for operating activities was $26,477. The major uses of cash from operating activities were net loss of $8,502, an increase in inventories of $17,687, an increase in accounts receivable of $5,038 and a decrease in accrued expenses and other current liabilities of $5,622. These were partially offset by an increase in acounts payable of $5,258 and depreciation expense of $4,546.

Capital expenditures of $1,251, additions to video rental tapes of $337 and an investment in equity securities of $107 were paid for with borrowings under the Company's revolving credit facility.

Net cash provided by financing activities of $26,217 consisted of borrowings under the revolving credit facility and decreases in bank overdrafts partially offset by principal payments on lease obligations and principal payments on long-term debt.

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

Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. SFAS No. 133 (as amended by SFAS Nos. 137 and 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective July 2, 2000, and the adoption of this standard did not have an impact on its consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 11.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PHAR-MOR, INC.


Date:  November 9, 2000                 By:   /s/ Martin S. Seekely
                                              ---------------------
                                                  Martin S. Seekely
                                                  Vice President and Chief
                                                    Financial Officer



Date:  November 9, 2000                By:   /s/ John R. Ficarro
                                              ------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                   Administrative Officer

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