Form 10-Q
period 2000-12-30
PHAR MOR INC
filed 2001-02-09
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     Quarterly  report  pursuant  to  Section 13 or 15(d) of the  Securities
-------- Exchange Act of 1934

         For the quarterly period ended December 30, 2000 Commission File Number 0-27050
                -------

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

On January 30, 2000, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,408,436 shares, which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                          PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED DECEMBER 30, 2000


                                    I N D E X


                                                                           Page

Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of December 30,
              2000 and July 1, 2000                                            3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended December 30, 2000 and January 1, 2000       4

              Condensed Consolidated Statements of Operations for the
              Twenty-six Weeks Ended December 30, 2000 and January 1, 2000     5

              Condensed Consolidated Statements of Cash Flows for the
              Twenty-six Weeks Ended December 30, 2000 and January 1, 2000     6

              Notes to Condensed Consolidated Financial Statements             7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Part II: Other Information

         Item 1.  Legal Proceedings                                           12
         Item 2.  Changes in Securities                                       12
         Item 3.  Defaults Upon Senior Securities                             12
         Item 4.  Submission of Matters to a Vote of Security Holders         12
         Item 5.  Other Information                                           12
         Item 6.  Exhibits and Reports on Form 8-K                            12
         Signatures                                                           13
         Exhibit Index                                                        14

                              PHAR-MOR, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

ASSETS                                                    (Unaudited)
                                                          December 30,    July 1,
                                                              2000         2000
                                                           ---------    ---------
Current assets:
  Cash and cash equivalents                                $  17,221    $  16,752
  Marketable securities                                          157        3,019
  Accounts receivable - net                                   31,418       25,017
  Merchandise inventories                                    208,927      207,228
  Prepaid expenses and other current assets                    6,127        6,538
                                                             -------      -------
          Total current assets                               263,850      258,554

Property and equipment - net                                  85,193       91,801
Goodwill                                                      15,487       15,809
Deferred tax asset                                             9,126        9,126
Investments                                                    8,066       13,682
Investment in Avatex                                           3,511        3,691
Other assets                                                   5,642        5,241
                                                             -------      -------

          Total assets                                     $ 390,875    $ 397,904
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 103,517    $  97,461
  Accrued expenses and other current liabilities              38,403       40,621
  Current portion of long-term debt and capital
    lease obligations                                          6,406        6,499
                                                             -------      -------
          Total current liabilities                          148,326      144,581

Long-term debt and capital lease obligations                 158,690      167,856
Long-term self insurance reserves                              7,224        7,335
Deferred rent and unfavorable lease liability - net            9,935       10,639
                                                             -------      -------
          Total liabilities                                  324,175      330,411
                                                             -------      -------

Commitments and contingencies                                   --           --
Minority interests                                               535          535
                                                             -------      -------

Stockholders' equity:
  Preferred stock                                               --           --
  Common stock                                                   122          122
  Additional paid-in capital                                  90,326       90,007
  Stock options outstanding                                    1,881        2,200
  Retained deficit                                           (19,672)     (19,012)
                                                             -------      -------
                                                              72,657       73,317
  Less: equity, through investment in Avatex, in cost of
     common stock of the Company held by Avatex, Inc.         (6,492)      (6,359)
                                                             -------      -------
        Total stockholders' equity                            66,165       66,958
                                                             -------      -------

        Total liabilities and stockholders' equity         $ 390,875    $ 397,904
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

                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Thirteen         Thirteen
                                                                  Weeks Ended      Weeks Ended
                                                              December 30, 2000  January 1, 2000
                                                              -----------------  ---------------

Sales                                                            $    342,326    $    350,411

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                              283,053         280,350
  Selling, general and administrative expenses                         53,560          53,993
  Depreciation and amortization                                         4,924           6,092
                                                                      -------         -------
Income from  operations  before interest  expense,  investment loss,  equity in (loss) income of affiliates, income taxes
 and extraordinary item                                                   789           9,976

Interest expense                                                       (5,382)         (4,873)
Investment loss                                                        (3,359)             (4)
                                                                      -------         -------
(Loss) income before equity in (loss) income of affiliates
  income taxes and extraordinary item                                  (7,952)          5,099

Equity in (loss) income of affiliates                                  (1,303)          5,294
                                                                      -------         -------
(Loss) income before income taxes and extraordinary item               (9,255)         10,393

Income tax provision                                                     --             2,481
                                                                      -------         -------
(Loss) income before extraordinary item                                (9,255)          7,912

Extraordinary item - net of tax of $0 and $137, respectively           17,097             206
                                                                      -------         -------

Net income                                                       $      7,842    $      8,118
                                                                 ============    ============


Income (loss) per basic and diluted common share:
  Income (loss) before extraordinary gain                        $       (.84)   $        .69
  Extraordinary gain                                             $       1.56             .02
                                                                      -------         -------
  Net income                                                     $        .72    $        .71
                                                                 ============    ============

Weighted average number of basic and diluted common shares
   outstanding                                                     10,932,841      11,383,411


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                               Twenty-six            Twenty-six
                                                              Weeks Ended           Weeks Ended
                                                           December 30, 2000      January 1, 2000
                                                           -----------------      ---------------

Sales                                                          $    650,513    $    668,246

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                            538,331         537,133
  Selling, general and administrative expenses                      103,982         107,448
  Depreciation and amortization                                      10,298          13,267
                                                                    -------         -------
(Loss) income from operations before interest  expense,
  investment loss, equity in (loss) income of affiliates,
  income taxes and extraordinary item                                (2,098)         10,398

Interest expense                                                    (10,404)         (9,418)
Investment loss                                                      (3,862)           (662)
                                                                    -------         -------
(Loss) income before equity in (loss) income of affiliates
  income taxes and extraordinary item                               (16,364)            318

Equity in (loss) income of affiliates                                (1,393)          5,884
                                                                    -------         -------
(Loss) income before income taxes and extraordinary item            (17,757)          6,202

Income tax provision                                                   --             2,481
                                                                    -------         -------
(Loss) income before extraordinary item                             (17,757)          3,721

Extraordinary item - net of tax of $0 and $137, respectively         17,097             206
                                                                    -------         -------

Net (loss) income                                              $       (660)   $      3,927
                                                               ============    ============

Income (loss) per basic and diluted common share:
  Income (loss) before extraordinary gain                      $      (1.62)   $        .32
  Extraordinary gain                                                   1.56             .02
                                                                    -------         -------
  Net (loss) income                                            $       (.06)   $        .34
                                                               ============    ============

Weighted average number of basic and diluted common shares
   outstanding                                                   10,976,356      11,449,798


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Twenty-six        Twenty-six
                                                          Weeks Ended        Weeks Ended
                                                       December 30, 2000   January 1, 2000
                                                       -----------------   ---------------
OPERATING ACTIVITIES
  Net (loss) income                                           $   (660)        $  3,927
  Adjustments to reconcile net (loss) income to net
    Cash used for operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                               8,832            9,257
      Amortization of video rental tapes                           864            3,306
      Stock option expense                                        --                 95
      Amortization of deferred financing costs and goodwill      1,087              838
      Deferred income taxes                                       --              2,618
      Deferred rent and unfavorable lease liability               (704)            (254)
      Equity in loss (income) of affiliates                      2,393           (5,883)
      Gain on extinguishment of debt                           (17,097)            (343)
    Changes in assets and liabilities:
      Accounts receivable                                       (6,401)          (2,624)
      Marketable securities                                      2,862            3,254
      Merchandise inventories                                   (1,932)          (3,828)
      Prepaid expenses                                             411            2,005
      Other assets                                              (1,166)             (10)
      Accounts payable                                           5,092          (20,151)
      Accrued expenses and other current liabilities            (2,329)           6,615
                                                                ------            -----
  Net cash used for operating activities                        (8,748)          (1,178)
                                                                ------           ------

INVESTING ACTIVITIES
  Proceeds from the sale of equity securities                    3,500             --
  Additions to rental videotapes                                  (631)            (805)
  Additions to property and equipment                           (2,248)         (10,161)
  Proceeds on sale of property and equipment                        23               33
  Investment in Avatex                                            --             (5,724)
  Investment in equity securities                                 (229)          (4,600)
                                                                ------           ------
  Net cash provided by (used for) investing activities             415          (21,257)
                                                                ------           ------

FINANCING ACTIVITIES
  Borrowings under revolving credit facility                    28,446           31,032
  Retirement of senior notes                                   (17,556)            --
  Bank overdrafts                                                  964           (4,337)
  Principal payments on long-term debt                            (990)          (3,672)
  Principal payments on capital lease obligations               (2,062)          (3,659)
                                                                ------           ------
  Net cash provided by financing activities                      8,802           19,364
                                                                ------           ------

  Increase (decrease) in cash and cash equivalents                 469           (3,071)
  Cash and cash equivalents, beginning of period                16,752           17,346
                                                                ------           ------
  Cash and cash equivalents, end of period                    $ 17,221         $ 14,275
                                                              ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION
         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
         "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000 for additional disclosures, including a summary of the Company's accounting policies, which have not changed except for the new accounting pronouncement discussed in Note 2. Operating results for the thirteen and twenty-six weeks ended December 30, 2000 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 30, 2001.

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


4.       EXTRAORDINARY ITEM
         The Company recorded an extraordinary gain on the early extinguishment of debt of $17,097 in the thirteen weeks ended December 30, 2000 from the repurchase of $34,653 in senior notes.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended December 30, 2000 versus
    Thirteen Weeks Ended January 1, 2000

Sales for the second quarter of fiscal year 2001 ("Fiscal 2001") decreased 2.3% compared to the first quarter of fiscal year 2000 ("Fiscal 2000"). Comparable store sales decreased 2.2% from $347,267 for Fiscal 2000 to $339,665 for Fiscal 2001. Comparable store pharmacy sales increased 4.8% while comparable store front-end sales decreased 5.0%. Higher energy prices, a declining stock market and bad weather throughout much of the quarter combined to reduce sales in the current quarter while last year benefited from a strong stock market, an early flu season, Y2K related sales and mild weather.

Cost of sales as a percentage of sales was 82.7% in Fiscal 2001 compared to 80.0% in Fiscal 2000, an increase of 2.7% of sales. The increase was primarily due to increased promotional pricing, a change in the sales mix reflecting reductions in higher margin front end sales and increases in lower margin pharmacy sales, the inclusion of vendor allowances for the remerchandising of the Pharmhouse stores in Fiscal 2000 and a reduction in video rental tape sales and gross margin due to the elimination of underperforming video rental departments.

Selling, general and administrative expenses as a percentage of sales were 15.6% in Fiscal 2001 compared to 15.4% in Fiscal 2000, an increase of .2% of sales. This increase was primarily due to a provision for employee termination costs of $1,140 recorded in Fiscal 2001 for a reduction in certain corporate personnel.

Depreciation and amortization expense was $4,924 in Fiscal 2001 compared to $6,092 in Fiscal 2000, a decrease of $1,168. The decrease was primarily due to a $720 decrease in video tape amortization due to the closure of the Company's poorer performing video rental departments combined with lower video rental tape purchases in continuing video rental departments.

Interest expense was $5,382 in Fiscal 2001 compared to interest expense of $4,873 in Fiscal 2000, a $509 increase. The increase in interest expense was due to the write-off of $354 in deferred financing fees associated with the prior credit facility with BankAmerica and increased borrowings under the revolving credit facility partially offset by lower interest expense due to the repurchase of senior notes.

Investment loss increased from $4 in Fiscal 2000 to $3,359 in Fiscal 2001, an increase of $3,355. Fiscal 2001 includes a reduction in the market value of the Company's investment in HealthCentral.com of $2,359 and the write-off of the Company's remaining investment in More.com of $1,000.

Equity in (loss) income of affiliates declined from a $5,294 income in Fiscal 2000 to a $1,303 loss in Fiscal 2001, primarily due to lower income realized by an investment partnership for which the Company has an investment.

The Company recorded an extraordinary gain on the early extinguishment of debt of $17,097 in Fiscal 2001 from the repurchase of $34,653 of its 11.72% senior notes.

Twenty-six Weeks Ended December 30, 2000 versus
    Twenty-six Weeks Ended January 1, 2000

Sales for the twenty-six weeks ended December 30, 2000 decreased 2.7% compared to the twenty-six weeks ended January 1, 2000. Comparable store sales decreased 2.5% from $662,209 for the twenty-six weeks ended December 30, 2000 to $645,531 for the twenty-six weeks ended January 1, 2000. Comparable store pharmacy sales increased 5.2% while comparable store front-end sales decreased 5.7%. Higher energy prices, a declining stock market and bad weather combined to reduce sales in the current year while last year benefited from a strong stock market, an early flu season, Y2K related sales and mild weather.

Cost of sales as a percentage of sales was 82.8% for the twenty-six weeks ended December 30, 2000 compared to 80.4% for the twenty-six weeks ended January 1, 2000, an increase of 2.4% of sales. The increase was primarily due to increased promotional pricing, a change in the sales mix reflecting reductions in higher margin front end sales and increases in lower margin pharmacy sales, the inclusion of vendor allowances for the remerchandising of the Pharmhouse stores in the twenty-six weeks ended January 1, 2000 and a reduction in video rental tape sales and gross margin due to the elimination of underperforming video rental departments.

Selling, general and administrative expenses as a percentage of sales were 16.0% for the twenty-six weeks ended December 30, 2000 compared to 16.1% for the twenty-six weeks ended January 1, 2000, a decrease of .1% of sales. This decrease was primarily due to lower corporate incentive compensation accruals partially offset by a provision for employee termination costs of $1,140 recorded in the twenty-six weeks ended January 1, 2000 for a reduction in certain corporate personnel.

Depreciation and amortization expense was $10,298 for the twenty-six weeks ended December 30, 2000 compared to $13,267 for the twenty-six weeks ended January 1, 2000, a decrease of $2,969. The decrease was primarily due to a $2,442 decrease in video tape amortization due to the closure of the Company's poorer performing video rental departments combined with lower video rental tape purchases in continuing video rental departments.

Interest expense was $10,404 for the twenty-six weeks ended December 30, 2000 compared to interest expense of $9,418 for the twenty-six weeks ended January 1, 2000, a $986 increase. The increase in interest expense was due to the write-off of $354 in deferred financing fees associated with the prior credit facility with BankAmerica and increased borrowings under the revolving credit facility partially offset by lower interest expense due to the repurchase of senior notes.

Equity in (loss) income of affiliates declined from a $5,884 income for the twenty-six weeks ended January 1, 2000 to a $1,393 loss for the twenty-six weeks ended December 30, 2000, primarily due to lower income realized by an investment partnership for which the Company has an investment.

The Company recorded an extraordinary gain on the early extinguishment of debt of $17,097 in the twenty-six weeks ended December 30, 2000 from the repurchase of $34,653 in senior notes.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of December 30, 2000 was $17,221. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Facility") effective September 10, 1998 with BankAmerica Business Credit, as agent, and other financial institutions that establishes a credit facility in the maximum amount of $100,000.

Borrowings under the Amended Facility were used for working capital needs and general corporate purposes. Up to $50,000 of the Amended Facility at any time may have been used for standby and documentary letters of credit. The Amended Facility included restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contained no financial covenants.

Credit availability under the Amended Facility at any time was the lesser of the aggregate availability (as defined in the Amended Facility) or $100,000. The Amended Facility established a first priority lien and security interest in the current assets of the Company, including, among other items, cash, accounts receivable and inventory.

Advances made under the Amended Facility bore interest at the BankAmerica reference rate plus 1/2% or LIBOR plus 2.00% from January 1 to June 30 each year and the BankAmerica reference rate plus 3/4% or LIBOR plus 2.25% from July 1 to December 31 each year. Under the terms of the Amended Facility, the Company was required to pay a commitment fee of between 0.25% and 0.35% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

The Amended Facility was terminated on November 16, 2000.

The Company entered into a Loan and Security Agreement (the "Credit Facility") effective November 16, 2000 with Fleet Retail Finance Inc., as agent, and other financial institutions that establishes a credit facility in the maximum amount of $150,000.

Borrowings under the Credit Facility may be used for working capital needs and general corporate purposes. Up to $20,000 of the Credit Facility at any time may be used for standby and documentary letters of credit. The Credit Facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contains no financial covenants as long as unused credit availability is a least $20,000.

Credit availability under the Credit Facility at any time is the lesser of the aggregate availability (as defined in the Credit Facility) or $150,000. The Credit Facility establishes a first priority lien and security interest in the all of the assets of the Company excluding real property and equipment.

Advances made under the Credit Facility bear interest at the Fleet National Bank prime rate or LIBOR plus 2.00% to LIBOR plus 2.50% depending on the average unused credit availability in the preceding quarter. Under the terms of the Credit Facility, the Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

Unused availability under the Credit Facility, after subtracting amounts used for outstanding letters of credit, was $58,571 at December 30, 2000.

The Credit Facility expires on November 30, 2003.


Twenty-six weeks ended December 30, 2000

During the twenty-six weeks ended December 30, 2000, the Company's cash position increased by $469. Net cash used for operating activities was $8,748. The major uses of cash from operating activities were net loss of $660 less the non-cash gain on extinguishment of debt of $17,097, an increase in inventories of $1,932, an increase in accounts receivable of $6,401 and a decrease in accrued expenses and other current liabilities of $2,329. These were partially offset by an increase in accounts payable of $5,092 and depreciation expense of $8,832.

Capital expenditures of $2,248, additions to video rental tapes of $631 and an investment in equity securities of $229 were offset by proceeds from the sale of equity securities of $3,500.

Net cash provided by financing activities of $8,802 consisted of borrowings under the revolving credit facility and increases in bank overdrafts partially offset by payments made to retire senior notes, principal payments on lease obligations and principal payments on long-term debt.

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

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on December 7, 2000. The Company received proxies from holders of 11,273,333 shares of the Company's common stock, which constituted more than a majority of all shares issued and outstanding (12,240,865 shares) at the close of business on September 29, 2000. The holders of at least 10,099,243 shares of common stock voted for the election of Abbey J. Butler and Melvyn J. Estrin as directors of the Corporation to hold office for three years until the 2003 Annual Meeting and until their successors are duly elected and qualified or until their resignation or removal.

                  The second proposal was for an amendment to the Phar-Mor, Inc. 1995 Stock Incentive Plan to increase the number of shares available under the plan from 3.85 million to 5.0 million. The proposal passed as follows: 5,674,065 shares in favor; 1,501,975 shares against; and 660,992 shares abstaining.

                  The third proposal was for the appointment of the firm of Deloitte & Touche LLP to be the Company's independent accountants for the fiscal year ending June 30, 2001. The proposal passed as follows: 11,172,792 shares in favor; 66,196 shares against; and 34,345 shares abstaining.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 14.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 30, 2000

          Date of Report       Date of Filing       Description
          November 16, 2000    November 20, 2000    Entered into a $150 million
                                                    senior secured revolving
                                                    credit agreement with
                                                    Fleet Retail Finance, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PHAR-MOR, INC.


Date:  February 9, 2001                by:   /s/ Martin S. Seekely
                                          ------------------------
                                                 Martin S. Seekely
                                                 Vice President and Chief
                                                   Financial Officer



Date:  February 9, 2001                by:   /s/ John R. Ficarro
                                          ----------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                   Administrative Officer

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

*3.1              Amended and Restated Articles of Incorporation

**3.2             Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

10.1 Loan and Security Agreement, dated as of November 16, 2000, by and among the financial institutions listed on the signature pages therein, Fleet Retail Finance, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc., LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc., Phar-Mor of Wisconsin, Inc. and Pharmhouse Corp.

--------------------------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998