Form 10-Q
period 2001-03-31
PHAR MOR INC
filed 2001-05-10
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     Quarterly  report  pursuant  to  Section 13 or 15(d) of the  Securities
-------- Exchange Act of 1934

         For the quarterly period ended March 31, 2001 Commission File Number 0-27050
         -------

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

On April 30, 2001, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,453,796 shares, which represents the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                          PHAR-MOR, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 2001


                                    I N D E X


                                                                            Page
                                                                            ----
Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001
              and July 1, 2000                                                3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended March 31, 2001 and April 1, 2000           4

              Condensed Consolidated Statements of Operations for the
              Thirty-nine Weeks Ended March 31, 2001 and April 1, 2000        5

              Condensed Consolidated Statements of Cash Flows for the
              Thirty-nine Weeks Ended March 31, 2001 and April 1, 2000        6

              Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

         Item 3. Quantitative and Qualitative Disclosures about Market Risk (No Significant Change)

Part II: Other Information

         Item 1.  Legal Proceedings                                          12
         Item 2.  Changes in Securities                                      12
         Item 3.  Defaults Upon Senior Securities                            12
         Item 4.  Submission of Matters to a Vote of Security Holders        12
         Item 5.  Other Information                                          12
         Item 6.  Exhibits and Reports on Form 8-K                           12
         Signatures                                                          13
         Exhibit Index                                                       14

                                   PHAR-MOR, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands)
                                             (Unaudited)

ASSETS
                                                           March 31,      July 1,
                                                             2001           2000
                                                             ----           ----
Current assets:
  Cash and cash equivalents                                $  14,818    $  16,752
  Marketable securities                                           94        3,019
  Accounts receivable - net                                   26,563       25,017
  Merchandise inventories                                    195,660      207,228
  Prepaid expenses and other current assets                    6,881        6,538
                                                             -------      -------
          Total current assets                               244,016      258,554

Property and equipment - net                                  82,066       91,801
Goodwill                                                      15,245       15,809
Deferred tax asset                                             9,126        9,126
Investments                                                    5,012       13,682
Investment in Avatex                                           4,556        3,691
Other assets                                                   5,396        5,241
                                                             -------      -------

          Total assets                                     $ 365,417    $ 397,904
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  80,060    $  97,461
  Accrued expenses and other current liabilities              32,326       40,621
  Current portion of long-term debt and capital lease
     obligations                                               8,099        6,499
                                                             -------      -------
          Total current liabilities                          120,485      144,581

Long-term debt and capital lease obligations                 166,233      167,856
Long-term self insurance reserves                              6,175        7,335
Deferred rent and unfavorable lease liability - net            9,609       10,639
                                                             -------      -------
          Total liabilities                                  302,502      330,411
                                                             -------      -------

Commitments and contingencies                                   --           --
Minority interests                                               535          535
                                                             -------      -------

Stockholders' equity:
  Preferred stock                                               --           --
  Common stock                                                   122          122
  Additional paid-in capital                                  90,326       90,007
  Stock options outstanding                                    1,881        2,200
  Retained deficit                                           (23,301)     (19,012)
                                                             -------      -------
                                                              69,028       73,317
  Less: equity, through investment in Avatex, in cost of
     common stock of the Company held by Avatex, Inc.         (6,648)      (6,359)
                                                             -------      -------
       Total stockholders' equity                             62,380       66,958
                                                             -------      -------

        Total liabilities and stockholders' equity         $ 365,417    $ 397,904
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

                           PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                  Thirteen         Thirteen
                                                                Weeks Ended       Weeks Ended
                                                              March 31, 2001     April 1, 2000
                                                              --------------     -------------

Sales                                                             $ 300,175       $ 308,663

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                            248,314         254,103
  Selling, general and administrative expenses                       50,704          50,635
  Depreciation and amortization                                       4,911           5,741
                                                                    -------         -------
Loss from operations before interest expense,
  investment loss, equity in income of affiliates,
  income taxes and extraordinary item                                (3,754)         (1,816)

Interest expense                                                     (3,966)         (4,581)
Investment loss                                                         (63)           --
                                                                    -------         -------
Loss before equity in income of affiliates,
  income taxes and extraordinary item                                (7,783)         (6,397)

Equity in income of affiliates                                        1,520           2,558
                                                                    -------         -------
Loss before income taxes and extraordinary item                      (6,263)         (3,839)

Income tax provision                                                   --            (1,536)
                                                                    -------         -------
Loss before extraordinary item                                       (6,263)         (2,303)

Extraordinary item - net of tax of $0 and $310, respectively          2,634             464
                                                                    -------         -------

Net loss                                                       $     (3,629)   $     (1,839)
                                                               ============    ============


Income (loss) per basic and diluted common share:
  Loss before extraordinary gain                               $       (.58)   $       (.21)
  Extraordinary gain                                                    .24             .04
                                                                    -------         -------
  Net loss                                                     $       (.34)   $       (.17)
                                                               ============    ============

Weighted average number of basic and diluted common shares
   outstanding                                                   10,810,801      11,032,886


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                               Thirty-nine      Thirty-nine
                                                               Weeks Ended      Weeks Ended
                                                             March 31, 2001    April 1, 2000
                                                             --------------    -------------

Sales                                                          $    950,688    $    976,909

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                            786,645         791,236
  Selling, general and administrative expenses                      154,686         158,083
  Depreciation and amortization                                      15,209          19,008
                                                                    -------         -------
(Loss) income from operations before interest expense,
  investment loss, equity in income of affiliates,
  income taxes and extraordinary item                                (5,852)          8,582

Interest expense                                                    (14,370)        (13,999)
Investment loss                                                      (3,925)           (661)
                                                                    -------         -------
Loss before equity in income of affiliates,
  income taxes and extraordinary item                               (24,147)         (6,078)

Equity in income of affiliates                                          127           8,441
                                                                    -------         -------
(Loss) income before income taxes and extraordinary item            (24,020)          2,363

Income tax provision                                                   --               945
                                                                    -------         -------
(Loss) income before extraordinary item                             (24,020)          1,418

Extraordinary item - net of tax of $0 and $447, respectively         19,731             670
                                                                    -------         -------

Net (loss) income                                              $     (4,289)   $      2,088
                                                               ============    ============


Income (loss) per basic and diluted common share:
  (Loss) income before extraordinary gain                      $      (2.20)   $        .12
  Extraordinary gain                                                   1.81             .06
                                                                    -------         -------
  Net (loss) income                                            $       (.39)   $        .18
                                                               ============    ============

Weighted average number of basic and diluted common shares
   outstanding                                                   10,921,171      11,310,827


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Thirty-nine    Thirty-Nine
                                                           Weeks Ended    Weeks Ended
                                                         March 31, 2001  April 1, 2000
                                                         --------------  -------------

OPERATING ACTIVITIES
  Net (loss) income                                           $ (4,289)   $  2,088
  Adjustments to reconcile net (loss) income to net
    cash (used for) provided by operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                              13,092      13,894
      Amortization of video rental tapes                         1,137       4,101
      Stock option expense                                        --            95
      Amortization of deferred financing costs and goodwill      1,563       1,211
      Deferred income taxes                                       --         1,392
      Deferred rent and unfavorable lease liability             (1,030)       (486)
      Equity in income of affiliates                              (127)     (8,440)
      Loss on other investment                                   1,000        --
      Gain on extinguishment of debt                           (19,731)     (1,117)
    Changes in assets and liabilities:
      Accounts receivable                                       (1,546)        287
      Marketable securities                                      2,925       3,254
      Merchandise inventories                                   11,302        (792)
      Prepaid expenses                                            (343)        662
      Other assets                                              (1,154)       (135)
      Accounts payable                                         (13,844)    (17,070)
      Accrued expenses and other current liabilities            (9,455)      2,295
                                                                ------      ------
  Net cash (used for) provided by operating activities         (20,500)      1,239
                                                                ------      ------

INVESTING ACTIVITIES
  Proceeds from the sale of equity securities                    6,874       3,000
  Additions to rental videotapes                                  (871)     (1,136)
  Additions to property and equipment                           (3,382)    (12,949)
  Proceeds on sale of property and equipment                        23          33
  Investment in Avatex                                            --        (5,724)
  Investment in equity securities                                 (229)    (11,261)
                                                                ------      ------
  Net cash provided by (used for) investing activities           2,415     (28,037)
                                                                ------      ------

FINANCING ACTIVITIES
  Borrowings under revolving credit facility                    44,453      45,053
  Retirement of senior notes                                   (20,270)     (9,032)
  Bank overdrafts                                               (3,557)     (4,274)
  Principal payments on long-term debt                          (1,265)     (1,152)
  Principal payments on capital lease obligations               (3,210)     (5,550)
                                                                ------      ------
  Net cash provided by financing activities                     16,151      25,045
                                                                ------      ------

  Decrease in cash and cash equivalents                         (1,934)     (1,753)
  Cash and cash equivalents, beginning of period                16,752      17,346
                                                                ------      ------
  Cash and cash equivalents, end of period                    $ 14,818    $ 15,593
                                                              ========    ========

Supplemental Data
  Interest paid                                               $ 17,873    $ 11,604
                                                              ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
1.        BASIS OF PRESENTATION
          The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
          "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000 for additional disclosures, including a summary of the Company's accounting policies, which have not changed except for the new accounting pronouncement discussed in Note 2. Operating results for the thirteen and thirty-nine weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 30, 2001.

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


4.        EXTRAORDINARY ITEM
          The Company recorded an extraordinary gain on the early extinguishment of debt of $19,731 in the thirty-nine weeks ended March 31, 2001 from the repurchase of $40,001 in senior notes.

PHAR-MOR, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (all dollar amounts in thousands)

Thirteen Weeks Ended March 31, 2001 versus
    Thirteen Weeks Ended April 1, 2000

Sales for the third quarter of fiscal year 2001 ("Fiscal 2001") decreased 2.7% compared to the third quarter of fiscal year 2000 ("Fiscal 2000"). Comparable store sales decreased 2.7% from $307,116 for Fiscal 2000 to $298,825 for Fiscal 2001. Comparable store pharmacy sales increased 7.4% while comparable store "front-end" sales decreased 7.5%. Higher energy prices, a declining economy and a weak retail environment combined to reduce sales in the current quarter.

Cost of sales as a percentage of sales was 82.7% in Fiscal 2001 compared to 82.3% in Fiscal 2000, an increase of .4% of sales. The increase was primarily due to a reduction in video rental tape sales and gross margin due to the elimination of underperforming video rental departments and higher occupancy costs as a percentage of sales to the decrease in sales.

Selling, general and administrative expenses as a percentage of sales were 16.9% in Fiscal 2001 compared to 16.4% in Fiscal 2000, an increase of .5% of sales. This increase was primarily due to higher employee health benefit costs, higher energy costs and lower sales partially offset by a reduction in corporate personnel costs.

Depreciation and amortization expense was $4,911 in Fiscal 2001 compared to $5,741 in Fiscal 2000, a decrease of $830. The decrease was primarily due to a $522 decrease in video tape amortization due to the closure of the Company's poorer performing video rental departments combined with lower video rental tape purchases in continuing video rental departments.

Interest expense was $3,966 in Fiscal 2001 compared to interest expense of $4,581 in Fiscal 2000, a $615 decrease. The decrease in interest expense was due to the repurchase of $40,001 of senior notes since November 16, 2000.

Equity in income of affiliates declined from $2,558 in Fiscal 2000 to $1,520 in Fiscal 2001, primarily due to lower income realized by an investment partnership for which the Company has an investment.

The income tax benefit was $0 in Fiscal 2001 compared to income tax benefit of $1,536 in Fiscal 2000. No income tax benefit has been recorded related to the Fiscal 2001 pre-tax losses as a result of a full valuation allowance being recognized on the net operating losses. The Fiscal 2000 income tax benefit recognized resulted from the reversal of income tax expense recorded during earlier quarters of Fiscal 2000.

The Company recorded an extraordinary gain on the early extinguishment of debt of $2,634 in Fiscal 2001 from the repurchase of $5,348 of its 11.72% senior notes.

Thirty-nine Weeks Ended March 31, 2001 versus
    Thirty-nine Weeks Ended April 1, 2000

Sales for the thirty-nine weeks ended March 31, 2001 decreased 2.7% compared to the thirty-nine weeks ended April 1, 2000. Comparable store sales decreased 2.6% from $968,265 for the thirty-nine weeks ended April 1, 2000 to $943,058 for the thirty-nine weeks ended March 31, 2001. Comparable store pharmacy sales increased 5.9% while comparable store "front-end" sales decreased 6.3%. Higher energy prices, a declining economy and bad weather combined to reduce sales in the current year while last year benefited from a strong stock market, an early flu season, Y2K related sales and mild weather.

Cost of sales as a percentage of sales was 82.8% for the thirty-nine weeks ended March 31, 2001 compared to 81.0% for the thirty-nine weeks ended April 1, 2000, an increase of 1.8% of sales. The increase was primarily due to increased promotional pricing, a change in the sales mix reflecting reductions in higher margin front end sales and increases in lower margin pharmacy sales, the inclusion of vendor allowances for the remerchandising of the Pharmhouse stores in the thirty-nine weeks ended April 1, 2000 and a reduction in video rental tape sales and gross margin due to the elimination of underperforming video rental departments.

Selling, general and administrative expenses as a percentage of sales were 16.3% for the thirty-nine weeks ended March 31, 2001 compared to 16.2% for the thirty-nine weeks ended April 1, 2000, an increase of .1% of sales. This increase was primarily due to a provision for employee termination costs of $1,140 recorded in the thirty-nine weeks ended March 31, 2001 for a reduction in certain corporate personnel.

Depreciation and amortization expense was $15,209 for the thirty-nine weeks ended March 31, 2001 compared to $19,008 for the thirty-nine weeks ended April 1, 2000, a decrease of $3,799. The decrease was primarily due to a $2,964 decrease in video tape amortization due to the closure of the Company's poorer performing video rental departments combined with lower video rental tape purchases in continuing video rental departments.

Interest expense was $14,370 for the thirty-nine weeks ended March 31, 2001 compared to interest expense of $13,999 for the thirty-nine weeks ended April 1, 2000, a $371 increase. The increase in interest expense was due to the write-off of $354 in deferred financing fees associated with the prior credit facility with BankAmerica and increased borrowings under the revolving credit facility partially offset by lower interest expense due to the repurchase of senior notes.

Equity in income of affiliates declined from $8,441 for the thirty-nine weeks ended April 1, 2000 to $127 for the thirty-nine weeks ended March 31, 2001, primarily due to lower income realized by an investment partnership for which the Company has an investment.

The income tax benefit was $0 in Fiscal 2001 compared to income tax expense of $945 in Fiscal 2000. No income tax benefit has been recorded related to the Fiscal 2001 pre-tax losses as a result of a full valuation allowance being recognized on the net operating losses. The Fiscal 2000 income tax expense recognized was based upon the Company's estimated effective tax rate of 40% for the year applied to the earnings generated through the thirty-nine weeks ended April 1, 2000.

The Company recorded an extraordinary gain on the early extinguishment of debt of $19,731 in the thirty-nine weeks ended March 31, 2001 from the repurchase of $40,001 in senior notes. In the thirty-nine weeks ended April 1, 2000 the Company recorded an extraordinary gain on the early extinguishment of debt of $1,117 from the repurchase of $10,149 in senior notes.

FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's cash position as of March 31, 2001 was $14,818. The Company's cash position may fluctuate as a result of seasonal merchandise purchases and timing of payments.

The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Facility") effective September 10, 1998 with BankAmerica Business Credit, as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000.

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

Borrowings under the Credit Facility may be used for working capital needs and general corporate purposes. Up to $20,000 of the Credit Facility at any time may be used for standby and documentary letters of credit. The Credit Facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contains no financial covenants as long as unused credit availability is at least $20,000.

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

Unused availability under the Credit Facility, after subtracting amounts used for outstanding letters of credit, was $36,663 at March 31, 2001.

The Credit Facility expires on November 30, 2003.


Thirty-nine weeks ended March 31, 2001

During the thirty-nine weeks ended March 31, 2001, the Company's cash position decreased by $1,934. Net cash used for operating activities was $20,500. The major uses of cash from operating activities were net loss of $4,289 less the non-cash gain on extinguishment of debt of $19,731, a decrease in accounts payable of $13,844, a decrease in accrued expenses and other current liabilities of $9,455. These were partially offset by a decrease in inventories of $11,302 and depreciation expense of $13,092.

Capital expenditures of $3,382, additions to video rental tapes of $871 and an investment in equity securities of $229 were offset by proceeds from the sale of equity securities of $6,874.

Net cash provided by financing activities of $16,151 consisted of borrowings under the revolving credit facility and increases in bank overdrafts partially offset by payments made to retire senior notes, principal payments on lease obligations and principal payments on long-term debt.

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




                                                              PHAR-MOR, INC.


Date:  May 10, 2001                    by:   /s/ Martin S. Seekely
                                          ------------------------
                                                 Martin S. Seekely
                                                 Vice President and Chief
                                                   Financial Officer



Date:  May 10, 2001                    by:   /s/ John R. Ficarro
                                          ----------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                   Administrative Officer

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

*3.1              Amended and Restated Articles of Incorporation

**3.2             Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

***10.1 Loan and Security Agreement, dated as of November 16, 2000, by and among the financial institutions listed on the signature pages therein, Fleet Retail Finance, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc., LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc., Phar-Mor of Wisconsin, Inc. and Pharmhouse Corp.


--------------------------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on February 9, 2001