Form 10-K
period 2001-06-30
PHAR MOR INC
filed 2001-10-15
CIK 764960

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     X    Annual  report  pursuant  to  Section  13 or 15(d)  of the  Securities
--------- Exchange  Act of  1934  For  the  fiscal  year  ended  June  30,  2001
          Commission File Number 0-27050
                                 -------

--------- Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from
          to                                                  ------------------
             ------------------

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
                                            YES   X       No
                                                -----        -----

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 5, 2001 was $3,899,322 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System on such date).

As of close of business on September 5, 2001, 12,240,865 shares of the Registrant's Common Stock were outstanding before deducting 1,482,424 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                                     PART I

Item 1.  Business

Introduction

          Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine, tobacco, soft drinks, seasonal and other general merchandise. As of June 30, 2001, the Company operated 139 stores in 24 states under the names of Phar-Mor, Rx Place and Pharmhouse. Approximately 57% of the Company's stores are located in New York, New Jersey, Pennsylvania and Ohio, and approximately 22% are located in Virginia, West Virginia, North Carolina and South Carolina. The
Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of June 30, 2001.

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

Subsequent Events - Bankruptcy

          On September 24, 2001, the Company and certain of its affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code to restructure their operations in an effort to return to profitability. On that same date, the Company secured a $135 million Debtor-In-Possession Revolving Credit Facility (the "DIP Credit Facility") financing through Fleet Retail Finance, the Company's principal secured lender, which will be used to fund the Company's operations through the reorganization process.

          Management determined that the reorganization was necessary to rectify operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt. See related discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          As part of the restructuring, Phar-Mor plans to close approximately 65 of its 139 stores. These stores have been identified as either under-performing or outside the Company's core markets. The Company will focus continuing operations on the approximately 74 remaining stores, while reducing corporate overhead and solidifying its position in the markets it serves.

          Following the Company's Chapter 11 bankruptcy filing on September 24, 2001, the Nasdaq Stock Market had immediately suspended trading in the Company's securities. On October 2, 2001, the NASDAQ notified the Company that as a result of the Company's bankruptcy it was delisting the Company's securities from the NASDAQ as of October 10, 2001, subject to the Company's right of appeal. The Company has determined not to appeal the NADAQ'S decision but will consider, when appropriate, making application to be listed on the OTC Bulletin Board.

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

Operations

          Typically, stores are open 95 hours per week; pharmacies are typically open 77 hours per week. The average store has approximately 50 employees, including a store manager and department managers, a pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 6,125 employees at June 30, 2001. Approximately 354 warehouse and distribution center employees in Youngstown are members of the Teamsters Union under a contract which expires March 2, 2003. Thirty-nine employees at the Company's Niles, Ohio store are members of the United Food and Commercial Workers Union under a contract which expires October 12, 2003. The Company's relationship with its union employees is good.

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

          The typical trade area for a Company store includes approximately 105,000 people in 41,000 households within a radius of between five and seven miles. On average during the fiscal year ended June 30, 2001 ("Fiscal Year 2001"), each store served approximately 8,500 customers per week. The Company's customers are approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households have children 17 years old and under.

          Company stores accept payment in cash, check, credit cards, debit cards and payment from third-party providers of prescription services.

          The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities are centrally directed from Phar-Mor's corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. McKesson HBOC, Inc. ("McKesson"), a pharmaceutical distributor, accounted for approximately 31% of the Company's purchases during Fiscal Year 2001. During Fiscal Year 2001, no other single vendor accounted for more than 10% of the Company's purchases. Substantially all of the products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company. The Company is heavily dependent on obtaining satisfactory trade payment terms from its vendors as a source of funding its inventory purchases. A significant reduction in trade payment terms from major vendors would negatively impact the Company's ability to purchase its inventory needs.

Marketing and Merchandising

          Phar-Mor's overall merchandising strategy is to offer (i) value to consumers by pricing its products below the prices charged by conventional drugstores and supermarkets and (ii) a broader array of products in each of its major product categories than is offered by mass merchant discounters. Phar-Mor's product strategy is focused on the traditional drugstore lines of prescription and over-the-counter drugs, health and beauty care products and cosmetics. Phar-Mor's stores also typically feature other product categories, including groceries, snacks and beverages, pet food and supplies, beer, wine and liquor (where permitted by law), tobacco, baby products, general merchandise, video and music sales. Phar-Mor is one of the leading retailers of film, vitamins, soft drinks and batteries in the United States.

          Ninety-five percent of the Company's advertising is print advertising, through circulars, newspapers, and point of sale materials. Newspaper advertisements and circulars appear in major newspapers in most market areas. The Company presently advertises through 75 newspapers and mailers.

          Phar-Mor introduced the "Super Phar-Mor" concept during Fiscal Year 1997. In approximately 10,000 to 15,000 square feet, each "Super Phar-Mor" offers a variety of grocery items, including fresh, frozen, and refrigerated foods. The Company incorporated this concept into 1 store during Fiscal Year 2001 bringing the total number of "Super Phar-Mor" stores to 40. The concept has been well received by customers and has improved overall sales in each such store. During the past five fiscal years, the Company also undertook a plan to remodel certain stores unable to accommodate the fresh, frozen and refrigerated foods included in the "Super Phar-Mor" concept due to their small size. This "four-wall" remodeling program includes remerchandising the stores to provide a more convenient shopping experience by creating product adjacencies; adding new and color coded decor and enhancing signage throughout the store; and further enhancing the "store within a store" idea with its signature departments. The Company has completed sixteen of the "four-wall" remodel projects.

     Sales

          The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drugstores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In Fiscal Year 2001, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, over-the-counter drugs, health and beauty care products, cosmetics and greeting cards) averaged approximately $5.2 million per store and all other merchandise averaged $3.7 million per store. The Company generated approximately $729.3 million in traditional drugstore product revenues and approximately $511.7 million in revenues from the sale of groceries and general merchandise in its stores in Fiscal Year 2001.

          Set forth below is the percentage of sales by principal category of products for the last three fiscal years.

                                                Fiscal Year Ended
                                                -----------------

                                 June 30, 2001     July 1, 2000     July 3, 1999
                                 -------------     ------------     ------------
Category

Prescription, Health and
  Beauty Care Products,
  Cosmetics and Greeting Cards        58.8%            58.0%            57.1%

All Other Merchandise                 41.2%            42.0%            42.9%


          The Company's business is seasonal to a certain extent. The highest volume of sales and net income usually occurs in the second fiscal quarter (generally October, November and December) due to seasonal sales for the Christmas holiday for greeting cards, general merchandise and grocery products. The following table summarizes the Company's sales by quarter during Fiscal Year 2001.

                    Sales by Quarter During Fiscal Year 2001

                                                     Percentage of
                                                      Total Sales
                                                     -------------

                    First Quarter                          24.8%
                    Second Quarter                         27.6%
                    Third Quarter                          24.2%
                    Fourth Quarter                         23.4%
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

Capital Expenditures

          The Company's most significant capital needs are for technological improvements and remerchandising and remodeling of existing stores.

          The Company's capital expenditures totaled $4.9 million in Fiscal Year 2001, including $1.5 million for remodeling existing stores and $1.2 million for corporate and store information systems. The Company anticipates spending approximately $5.0 million for capital expenditures in the fiscal year ended June 29, 2002 ("Fiscal Year 2002"), including costs of remodeling 3 additional stores.

Real Estate and Growth

          The Company did not open any new stores in Fiscal Year 2001, and does not plan to open any in Fiscal Year 2002. Expansion in the near future by the construction of new stores is expected to be minimal and in existing or contiguous markets in the Company's core areas of Virginia, North Carolina, Pennsylvania and Ohio. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing utilization of existing supervisory and managerial staff.

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

          The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding record keeping and licensing matters with civil and criminal penalties for violations.

Item 2.  Properties.

          As of June 30, 2001, the Company operated 139 stores in 24 states. Approximately 57% of Phar-Mor's stores are located in New York, New Jersey, Pennsylvania and Ohio and approximately 22% are located in Virginia, West Virginia, North Carolina and South Carolina. The following is a breakdown by state of the locations of the Company's stores.

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


          As of June 30, 2001, 138 of the Company's stores were leased. The Company owns the land and building of its retail store in Winchester, Virginia. All store leases are long-term; the original terms of 101 leases and the original terms plus options of sixteen leases expire on or before December 31, 2009. The remaining stores have longer lease terms. Most stores are located adjacent to or near shopping centers or are part of strip centers. Some stores are free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores are located on sites averaging 2.84 acres; stores located in strip centers are found on sites averaging 23.7 acres; and stores in malls are on sites averaging 46.8 acres. A proto-typical store now includes approximately 40,000 square feet of sales space and 10,000 square feet of storage area and ample off-street parking. The stores are designed in a "supermarket" format familiar to customers and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases.

          The Company operates a distribution center in Youngstown, Ohio which it leases. This center delivered approximately 46% of all merchandise to the stores in Fiscal Year 2001, primarily using contract carriers. The balance of the products were delivered directly to the Company's stores by vendors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2001, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

          The Company's common stock, par value $.01 per share (the "Common Stock"), is included for quotation on the NASDAQ National Market under the symbol "PMOR." High and low prices of the Common Stock are shown in the table below:

                                      Fiscal Year 2001          Fiscal Year 2000
                                      ----------------          ----------------
                                       High      Low             High      Low
                                      ------   -------          ------   -------
1st Quarter..........................  $2.00   $0.97            $6 5/8   $4 1/4
2nd Quarter..........................   1.38    0.88             4 3/4    2 7/16
3rd Quarter..........................   1.44    0.66             4 3/4    2 1/2
4th Quarter..........................   1.10    0.50             3 1/4    1 1/4


          As of September 14, 2001, there were 2,630 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings for future operations and expansion of its business. In addition, the indenture pursuant to which the Company's senior notes were issued and the Company's amended revolving credit facility (the "Amended Revolving Credit Facility") restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data.

          The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.

                                                   (In thousands except per share data)
                          -------------------------------------------------------------------------------------
                            52 Weeks         52 Weeks         53 Weeks            52 Weeks           52 Weeks
                             Ended            Ended            Ended               Ended              Ended
                          June 30, 2001    July 1, 2000    July 3, 1999(c)    June 27, 1998(c)    June 28, 1997
                          -------------    ------------    ---------------    ----------------    -------------
Net sales                   $ 1,241,012     $ 1,292,090        $ 1,206,539         $ 1,100,851      $ 1,074,828
(Loss) income from
continuing operations           (70,350)(a)     (12,140)(b)            596              (8,830)          (2,281)
Diluted (loss) income per
share from continuing
operations                        (6.46)(a)       (1.08)(b)            .05                (.73)            (.19)


                              As of            As of            As of              As of              As of
                              -----            -----            -----              -----              -----
                          June 30, 2001    July 1, 2000     July 3, 1999       June 28, 1998      June 28, 1997
                          -------------    ------------    ---------------    ----------------    -------------
Total assets                    313,436         397,904            407,724             349,455          362,605
Long-term debt & capital
leases                          160,791         167,856            142,947             130,993          140,213


(a) Excludes extraordinary gain of $19.7 million on early retirement of debt and equity in extraordinary item of affiliate of $1.8 million.
(b)  Excludes extraordinary gain of $1.1 million on early retirement of debt.
(c) Amounts have been restated for the retroactive application of the equity method of accounting for the Company's investment in Avatex Corporation

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (All dollar amounts in thousands, unless otherwise stated)

Introduction

          The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages F-1 to F-25. The discussion of liquidity and capital resources is based upon the Company's financial position as of June 30, 2001.

Results of Operations

The following table sets forth the number of retail stores operated each fiscal year:

                                                Fiscal Year Ended
                                 -----------------------------------------------
                                 June 30, 2001     July 1, 2000     July 3, 1999
                                 -------------     ------------     ------------
  Stores, beginning of period              139              139              106
  Stores acquired                            -                -               32
  Stores opened                              -                2                2
  Stores closed                              -               (2)              (1)
                                          ----             ----             ----
  Stores, end of period                    139              139              139
                                          ====             ====             ====

52 weeks ended June 30, 2001 (Fiscal Year 2001) compared to the 52 weeks ended July 1, 2000 (Fiscal Year 2000) (all dollar amounts in thousands)

                                                       Fiscal Year 2001           Fiscal Year 2000
                                                   -----------------------    -----------------------
   Sales                                           $ 1,241,012      100.00%   $ 1,292,090      100.00%
     Less:
      Cost of goods sold, including occupancy
       and distribution costs                        1,027,992       82.83%     1,050,208       81.28%
                                                   -----------   ---------    -----------   ---------
     Gross Profit                                      213,020       17.17%       241,882       18.72%
     Selling, general and administrative expenses      203,582       16.40%       211,833       16.39%
     Depreciation and amortization                      19,917        1.60%        24,708        1.91%
     Impairment of long-lived assets                    23,377        1.88%            --          --
                                                   -----------   ---------    -----------   ---------
     Operating (loss) income                           (33,856)      (2.73)%        5,341        0.41%
     Interest expense                                  (18,317)       1.48%       (18,851)       1.46%
     Interest income and investment loss                (3,048)      (0.25)%       (5,404)      (0.42)%
                                                   -----------   ---------    -----------   ---------
     Loss before equity in income of affiliates
       and income taxes and extraordinary items        (55,221)      (4.45)%      (18,914)      (1.46)%
     Equity in (loss) income of affiliates              (5,564)      (0.45)%        6,774        0.52%
                                                   -----------   ---------    -----------   ---------
     Loss before extraordinary items and taxes         (60,785)      (4.90)%      (12,140)      (0.94)%
     Income tax provision                                9,565         .77%            --          --
                                                   -----------   ---------    -----------   ---------
     (Loss) income before extraordinary items          (70,350)                   (12,140)
     Extraordinary items                                21,555        1.74%         1,117        0.09%
                                                   -----------   ---------    -----------   ---------

     Net loss                                      $   (48,795)      (3.93)%  $   (11,023)      (0.85)%
                                                   ===========   =========    ===========   =========

Fiscal Year 2001 sales decreased $51,078 or 3.9% from Fiscal Year 2000. The decrease in Fiscal Year 2001 sales was primarily due to a comparable store sales decrease of 3.9%. The comparable store sales decrease was primarily due to a 8.2% comparable store front end sales decrease partially offset by a 5.6% comparable store pharmacy sales increase.

Gross profit for Fiscal Year 2001 was 1.55% of sales lower than for Fiscal Year 2000 primarily due to a 0.41% of sales decrease in product gross margins, a 0.45% of sales increase in inventory shrink expense, a 0.40% of sales decrease in vendor promotional allowances and rebates and higher occupancy costs as a percentage of sales. Vendor promotional allowances and rebates were higher in Fiscal 2000 primarily due to the receipt of new store merchandise allowances for the Pharmhouse stores. Occupancy costs increased as a percentage of sales primarily due to the decrease in sales.

Selling, general and administrative expenses increased 0.01% of sales in Fiscal Year 2001 over Fiscal Year 2000. A 0.11% of sales increase in health insurance costs were offset by a 0.11% of sales decrease in incentive compensation costs for store and corporate personnel.

Impairment of long-lived assets in Fiscal 2001 resulted from the write-down of goodwill and fixed assets in stores that had current year operating losses and are projected to have future losses.

Interest income and investment loss decreased $2,356 in fiscal year 2001 from fiscal year 2000. The decrease was primarily the result of investment losses of $1,000 and $5,500 in Fiscal Years 2001 and 2000, respectively, resulting from an other than temporary impairment of the Company's investment in more.com.

The Company had a decrease in equity in income of affiliates of $12,338 in fiscal year 2001 from fiscal year 2000, primarily due to an other than temporary impairment of the Company's investment in Avatex Corporation in Fiscal Year 2001 and investment gains by one of the affiliates in Fiscal Year 2000.

The income tax provision is the result of the write-off of the net deferred tax asset in Fiscal Year 2001.

The Company repurchased $40,001 of its 11.72% senior notes during Fiscal Year 2001 at a discount resulting in a extraordinary gain of $19,731 and Avatex recognized an extraordinary gain related to the extinguishment of debt for which Phar-Mor's portion was $1,824.



52 weeks ended July 1, 2000 (Fiscal Year 2000) compared to the 53 weeks ended July 3, 1999 (Fiscal Year 1999) (all dollar amounts in thousands)

                                                 Fiscal Year 2000        Fiscal Year 1999
                                               --------------------    --------------------
   Sales                                       $ 1,292,090   100.00%   $ 1,206,539   100.00%
   Less:
     Cost of goods sold, including occupancy
       and distribution costs                    1,050,208    81.28%       977,878    81.05%
                                               -----------   ------    -----------   ------
   Gross Profit                                    241,882    18.72%       228,661    18.95%
     Selling, general and administrative
       expenses                                    211,833    16.39%       188,264    15.60%
     Depreciation and amortization                  24,708     1.91%        25,386     2.10%
                                               -----------   ------    -----------   ------
   Operating income                                  5,341     0.41%        15,011     1.24%
   Interest expense                                (18,851)    1.46%       (16,338)    1.35%
   Interest and investment (loss) income            (5,404)   (0.42)%          560     0.05%
                                               -----------   ------    -----------   ------
   (Loss) income before equity in income of
     affiliates, income taxes and extraordinary
       item                                        (18,914)   (1.46)%         (767)   (0.06)%
   Equity in income of affiliates                    6,774     0.52%         1,568     0.13%
                                               -----------   ------    -----------   ------
   (Loss) income before income taxes and
     extraordinary item                            (12,140)   (0.94)%          801     0.07%
   Income tax provision                               --       --              205     0.02%
                                               -----------   ------    -----------   ------
   (Loss) income before extraordinary item         (12,140)   (0.94)%          596     0.05%
   Extraordinary item                                1,117     0.09%            --       --
                                               -----------   ------    -----------   ------

   Net (loss) income                           $   (11,023)   (0.85)%  $       596     0.05%
                                               ===========   ======    ===========   ======

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

          Selling, general and administrative expenses increased 0.79% of sales in Fiscal Year 2000 over Fiscal Year 1999. The increase in selling, general and administrative expenses was primarily due to higher wage costs, higher advertising expenditures and higher store expenses. The increase in wage costs as a percentage of sales was primarily due to the full year effect of the addition of the Pharmhouse stores which have a higher store wage as a percentage of sales due to lower per store sales volume and an increase in the average hourly wage paid to store employees. The increase in advertising expenditures and store expenses as a percentage of sales was primarily due to the full year effect of the addition of the Pharmhouse stores which have higher costs as a percentage of sales due to lower per store sales volume.

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

          The Company's cash position as of June 30, 2001 was $14,393.

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

          The Amended Facility was terminated on November 16, 2000.

          The Company entered into a Loan and Security Agreement (the "Credit Facility") effective November 16, 2000 with Fleet Retail Finance Inc., as agent, and other financial institutions that established a credit facility in the maximum amount of $150,000.

          Borrowings under the Credit Facility could be used for working capital needs and general corporate purposes. Up to $20,000 of the Credit Facility at any time could be used for standby and documentary letters of credit. The Credit Facility included restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contains no financial covenants as long as unused credit availability is at least $20,000.

          Credit availability under the Credit Facility at any time was the lesser of the aggregate availability (as defined in the Credit Facility) or $150,000. The Credit Facility established a first priority lien and security interest in all the assets of the Company excluding real property and equipment.

          Advances made under the Credit Facility bore interest at the Fleet National Bank prime rate or LIBOR plus 2.00% to LIBOR plus 2.50% depending on the average unused credit availability in the preceding quarter. Under the terms of the Credit Facility, the Company was required to pay a commitment fee of 0.25% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

          As of June 30, 2001, there were $100,305 in outstanding advances and letters of credit in the amount of $2,971 were outstanding under the Credit Facility. Unused availability under the Credit Facility was $36,968 at June 30, 2001.

          The Credit Facility was terminated on September 24, 2001.

          The Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on September 24, 2001.

          On September 24, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Facility (the "DIP" Credit Facility") with Fleet Retail Finance, Inc., as agent, and other financial institutions that established a credit facility in the maximum amount of $135,000 with $97,022 used to repay amounts outstanding under the Credit Facility.

          Borrowings under the DIP Credit Facility may be used for working capital needs and general corporate purposes. Up to $20,000 of the facility at any time may be used for standby and documentary letters of credit. The facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions. The facility contains a financial covenant that requires the Company to maintain a minimum excess availability of the greater of $8,000 or 7% of total availability.

          Credit availability under the DIP Credit Facility at any time is the lesser of the Availability (as defined in the Facility) or $135,000. Maximum credit availability under the DIP Credit Facility declines to $100,000 on the earlier of the Company's election or December 23, 2001. The DIP Credit Facility establishes a first priority lien and security interest in all of the assets of the Company.

          Advances made under the DIP Credit Facility bear interest at the Fleet National Bank prime rate plus 0% to .5% or LIBOR plus 2% to 2.5% depending on the average unused credit availability during the preceding quarter. Under the terms of the DIP Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

          The DIP Credit Facility expires on the earlier of the Company's emergence from bankruptcy as a reorganized entity or September 24, 2003.

          The Company expects to close 65 stores with liquidation sales starting in October 2001 and ending in December 2001. It is anticipated that the proceeds from the liquidation of the inventory and pharmacy prescription lists from the closing stores will more than offset the associated decline in borrowing availability under the Company's DIP Credit Facility.

          The Company's cash position decreased $2,359 during Fiscal Year 2001 as cash used by operating activities of $16,734 and was partially offset by cash provided by financing activities of $10,978 and cash provided by investing activities of $3,397.

          Merchandise inventories decreased by $20,534 due to the success of the new automatic replenishment system and accounts payable decreased $16,437 from the high levels at the end of Fiscal Year 2000.

          The Company received $9,298 through the sale of equity securities that it had held as an investment during fiscal year 2001.

          The Company repurchased $40,001 of its Senior Notes at a discount from face value and recognized an extraordinary gain of $19,731 in Fiscal Year 2001. This was funded by borrowings of $20,270 under the Company's Credit Facility. These notes were purchased to reduce future interest costs and retire a portion of the Senior Notes which are due in September 2002.

          As of July 1, 2000, there were $60,283 in outstanding advances and letters of credit in the amount of $5,084 were outstanding under the Amended Credit Facility.

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


Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

          Management believes the availability of the DIP Credit Facility, proceeds from the liquidation of stores expected to close, the expected extension of post-petition trade credit by the Company's vendors, together with the Company's current cash position and expected cash flows from operations for Fiscal Year 2002 will enable the Company to fund its working capital needs and capital expenditures. Achievement of expected cash flows from operations is dependent upon, among other things, the Company's attainment of sales, gross profit and expense levels that are consistent with its financial projections, and there can be no assurance that the Company will achieve its expected cash flows.

          Investment activities for Fiscal Year 2002 are expected to total $5,096. The major expenditures are expected to be the remodeling of existing stores $1,250. The Company expects to finance and meet its obligations for these capital expenditures through internally generated funds and the use of the Company's DIP Credit Facility.

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

          The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's recurring losses and bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern. The ultimate continuation of the Company as a going concern is dependent upon, among other things, the ability of the Company to generate sufficient cash flows from operations and achieve confirmation of a plan of reorganization by the Bankruptcy Court.

          Management determined that the reorganization was necessary to rectify operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

          As part of the restructuring, Phar-Mor plans to close approximately 65 of its 139 stores. These stores have been identified as either under-performing or outside the Company's core markets. The Company will focus continuing operations on the approximately 74 remaining stores, while reducing corporate overhead and solidifying its position in the market it serves.

          This plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary as a result of the plan of reorganization.


Item 8. Financial Statements and Supplementary Data.

          See Index to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company as of the date hereof are listed below:

Name                 Age    Position(s)
----                 ---    -----------
Abbey J. Butler      64     Co-Chairman and Co-Chief Executive Officer

Melvyn J. Estrin     59     Co-Chairman and Co-Chief Executive Officer

M. David Schwartz    56     President and Chief Operating Officer

John R. Ficarro      49     Senior Vice President, Chief Administrative Officer,
                            General Counsel and Secretary

Martin S. Seekely    44     Vice President and Chief Financial Officer

Monroe Osterman      74     Director

Arthur G. Rosenberg  63     Director

John D. Shulman      38     Director


          Abbey J. Butler has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Mr. Butler is Co-Chairman of the Board and Co-Chief
Executive Officer of Avatex Corporation ("Avatex"), formerly known as FoxMeyer Health Corporation. He also serves as President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director of Century Bancshares, Inc., and, in connection with the Company's investments, as a director of RAS Holding Corp. ("RAS") and its subsidiary, Presby Corp., and iLife Systems, Inc. ("iLife") and as a member of the Board of Managers of Chemlink. Mr. Butler is a trustee of the Board of Trustees of The American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George H.W. Bush to serve on the President's Advisory Committee on the Arts, and he now serves as President of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. Mr. Butler also served as Co-Chairman of the Board of FoxMeyer Corporation since March 1991 and was its Co-Chief Executive Officer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer Corporation and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

          Melvyn J. Estrin has been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Melvyn J. Estrin is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex. He also has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983 and is also Chairman and CEO of University Research Co., LLC. Mr. Estrin presently serves as director and a member of the loan committee for Century Bancshares, Inc., a director of Washington Gas Light Company, RAS Holding Corp., iLife System, Inc. and as a member of the board of managers of Chemlink. Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George H.W. Bush to serve as Commissioner of the National Capital Planning Commission. Mr. Estrin also served as Co-Chairman of the Board of FoxMeyer Corporation since March 1991 and was its Co-Chief Executive Officer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer Corporation and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

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

          John R. Ficarro has served as Senior Vice President and Chief Administrative Officer (in addition to his existing duties as General Counsel and Secretary of the Company) since June 1997. Prior to that, Mr. Ficarro served as Vice President, General Counsel and Secretary of the Company beginning in February 1995. From 1981 to 1995, Mr. Ficarro was employed by General Host Corporation where he served as Vice President, General Counsel and Secretary since 1989 and prior to that served as counsel to several of its retail businesses. Prior to 1981, Mr. Ficarro was engaged in private practice in Florida. Mr. Ficarro received a B.A. from the Maxwell School at Syracuse University and a J.D. from its College of Law.

          Martin S. Seekely has served as Vice President and Chief Financial Officer since October 2000. Prior to that, Mr. Seekely served as Vice President and Controller from June 1997 to October 2000 and Assistant Controller from April 1993. From 1990 to 1993, he served as Controller for Boston Distributors, Inc. Mr. Seekely was employed by Riser Foods, Inc. from 1988 to 1989 as Controller. From 1979 to 1988, Mr. Seekely was employed by Fisher Foods, Inc., in a variety of positions, including, Assistant Controller. Mr. Seekely received a B. S. degree in Business Administration from John Carroll University and he is a Certified Public Accountant.

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

          Arthur G. Rosenberg has been a director of the Company since November 23, 1997. Mr. Rosenberg was a principal of The Associated Companies, a real estate development firm, from 1987 to 1998 and in 1999 became a principal of Millennium Development Group LLC. Prior thereto, Mr. Rosenberg was a practicing lawyer in Huntington, New York and served as General Counsel of ITT Levitt & Sons, Inc., an international builder.

          John D. Shulman has been a director of the Company since November 23, 1997. Mr. Shulman is a principal with Allied Capital Corporation (NYSE: ALD), a private finance company. Prior to that he served as President and Chief Executive Officer of ONYX International, L.L.C., a merchant banking and venture firm focusing primarily on private equity placements in high growth companies, since 1994. Prior to serving as President and Chief Executive Officer of ONYX International, L.L.C., Mr. Shulman served as the Director of Development for Tower Companies, a diversified group of companies including real estate development, banking and related activities since 1986. Mr. Shulman currently serves on the Board of Directors of Taiwan Mezzanine Fund I, L.P.; the Board of Managers of ChemLink Laboratories, LLC, and the Board of Directors of Physician Specialty Corp. Mr. Shulman is the husband of Mr. Estrin's niece.

Item 11. Executive Compensation.

          Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan. The Phar-Mor Stock Incentive Plan was adopted in order to attract, reward and retain key personnel (including officers, whether or not directors) of the Company and its subsidiaries and certain other closely related eligible persons who provide substantial services to such entities ("Eligible Persons") and to provide them with long-term incentives that are linked to the Company's stock performance. Approximately nine officers and approximately 450 other employees of the Company and its subsidiaries are currently eligible to participate under the Phar-Mor Stock Incentive Plan.

          The Phar-Mor Stock Incentive Plan is administered by the Compensation Committee of the Board (the "Administrator"). Currently, a maximum of 5.0 million shares of the Company's Common Stock (subject to adjustment) may be issued upon the exercise of awards granted under the Phar-Mor Stock Incentive Plan. As of July 1, 2001, a total of 4,211,900 shares of the Company's Common Stock were subject to options granted under the Phar-Mor Stock Incentive Plan.

          The Phar-Mor Stock Incentive Plan authorizes the issuance of options and (subject to plan limitations) certain stock appreciation rights ("SARs"). As is customary in incentive plans of this nature, the number and kind of shares available under the Phar-Mor Stock Incentive Plan, share limits, and shares subject to outstanding awards are subject to adjustment in the event of certain reorganizations, recapitalizations, stock splits, stock dividends, spin-offs, property distributions or other similar extraordinary transactions or events in respect of the Company or the shares of the Company. Shares relating to options or SARs that are not exercised or that expire or are canceled will again become available for grant purposes under the Phar-Mor Stock Incentive Plan to the extent permitted by law and the plan. Awards may be repriced or otherwise amended after grant, provided that the amendment does not adversely affect the holder's rights without his or her consent. A maximum of 277,778 shares of the Company's Common Stock may be subject to options that during any calendar year are granted to any Eligible Person under the Phar-Mor Stock Incentive Plan.

          The exercise price of the options granted under the Phar-Mor Stock Incentive Plan generally may not be less than the fair market value of the Company's Common Stock on the date of grant or such greater amount as may be determined by the Administrator. An option may either be an incentive stock option, as defined in the Code, or a non-qualified stock option. All options granted pursuant to the Phar-Mor Stock Incentive Plan as of July 1, 2000 are non-qualified stock options, except the options granted to Messrs. Butler and Estrin which are incentive stock options. The aggregate fair market value of the Common Stock (determined at the time the option is granted) for which incentive stock options may be first exercisable by an option holder during any calendar year under the Phar-Mor Stock Incentive Plan or any other plan of the Company or its subsidiaries may not exceed $100,000. A non-qualified stock option is not subject to any of these limitations.

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

          Upon the occurrence of either (A) a Change in Control Event (as defined in the Phar-Mor Stock Incentive Plan to include, but not be limited to,
(i) the approval by the shareholders of the Company of a dissolution or liquidation, (ii) certain agreements of merger or consolidation resulting in the Company's shareholders, or entities associated or affiliated with them, holding less than 50% of the voting stock of the surviving entity, (iii) the sale of substantially all the assets of the Company as an entirety to a person that is not an affiliated person of the Company, (iv) a person or group (other than Robert M. Haft, Hamilton Morgan, LLC ("Hamilton Morgan") or other 25% owners as of September 11, 1995 and certain related entities) acquiring beneficial ownership of over 50% of the voting power, or (v) certain changes in the composition of the Board, or (B) under other circumstances (such as a termination of service), the Administrator, in its discretion, may provide for acceleration or extension of the exercisability of awards, or provide for certain other limited benefits, which may include SARs, under some or all awards and may determine the extent, duration and other conditions of such additional rights by amendment to outstanding awards or otherwise. The Board may terminate or amend the Phar-Mor Stock Incentive Plan, subject to the rights of holders of outstanding options. If an amendment would (i) materially increase the benefits accruing to Eligible Persons under the Phar-Mor Stock Incentive Plan, (ii) materially increase the aggregate number of shares that may be issued under the

Phar-Mor Stock Incentive Plan, or (iii) materially modify the eligibility requirements for participation under the Phar-Mor Stock Incentive Plan, the amendment, to the extent deemed necessary by the Board or the Administrator or then required by applicable law, must be approved by the shareholders.

          Corporate Executive Bonus Plan. Under the Company's Corporate Executive Bonus Plan for Fiscal Year 2001 (the "2001 Bonus Plan"), certain executive officers were eligible to receive a cash bonus if the Company achieved a pre-established level of performance for the fiscal year. The participating executive would receive at least 60% of his or her individual targeted percentage bonus ("target bonus") if this performance were at target, and 35% of the target bonus (e.g., if the target bonus is 50%, 35% of 50%) if the Company's performance were at entry level; the remaining amount (up to 40%) was subject to the discretion of the Board. If the Company did not achieve the targeted level of performance, but achieved an "entry level" or minimum performance threshold for payment of bonuses established by the Board, the specific bonus amount between minimum and target bonus levels would be extrapolated, pro rata, based on the relationship of actual performance to the entry and target levels of performance; 60% of such amount would be mandatory and up to 40% discretionary. No bonuses were paid in Fiscal Year 2001 under the 2001 Bonus Plan.

          The  employment  agreements  between  the  Company and each of Messrs.
Butler and Estrin provide for an annual incentive bonus under a Company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between the Company and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing in Fiscal Year 1998; provided, however, that if the performance objectives are exceeded, then such bonus will be increased to a level commensurate with the amount of bonuses payable to senior officers of the Company who are situated similarly to Messrs. Butler and Estrin. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements--Messrs. Butler and Estrin."

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

          Retirement and Pension Plans. The Company provided pension benefits under noncontributory defined benefit pension plans to its non-union employees who have met the applicable age and service requirements specified in the plans. During fiscal 1996 the Company's Board of Directors voted to freeze the benefits accruing under its defined benefit plan that covers nonunion personnel effective June 29, 1996 and to increase the Company's matching contribution to the defined contribution plan for those employees. The Company terminated its defined benefit plan that covers non-union personnel on April 30, 1998. Lump sum cash payments were made to the majority of the plan participants by June 27, 1998. Annuities were purchased for the remaining participants during Fiscal Year 1999.

          In addition, the Company maintains two pension plans for various groups of employees: (i) the Phar-Mor, Inc. Retirement Plan for Hourly Employees at Niles, Ohio Store and (ii) the Tamco Distributors Company Warehouse and Drivers Pension Plan (collectively, the "Pension Plans"). The Pension Plans are defined benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

          To the extent permitted by law, the minimum eligibility and vesting provisions under these and other retirement, health and welfare benefit plans were waived for Messrs. Estrin and Butler under the terms of their respective employment agreements.

          Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan ("ESPP") under which it is authorized to grant up to 500,000 shares, in the aggregate, of Common Stock obtained by open market purchases. Employees, including executive officers, with a minimum of three months of service are eligible to participate in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, up to 10% (not to exceed $25,000) of their annual salary toward stock purchases. Stock purchases are made quarterly and purchased by participants at 90% of the closing price on the last day of the calendar quarter.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

          The Company has entered into employment agreements with Messrs. Butler, Estrin, Schwartz, Ficarro and Seekely, each of which is described below.

          Messrs. Abbey J. Butler and Melvyn J. Estrin. The employment agreements with Messrs. Butler and Estrin have a rolling three-year term commencing on October 1, 1997 that provide for Messrs. Butler and Estrin to serve as Co-Chief Executive Officers and Co-Chairmen of the Board. The initial annual base salary of each of Messrs. Butler and Estrin is $425,000 subject to annual increases of 8%. For the contract year ending September 30, 2001, the annual base salary of each of Messrs. Butler and Estrin is $535,378. The agreements provide for an annual incentive bonus under a Company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between the Company and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary; provided, however, that if the performance objectives are exceeded, then such bonus will be increased to a level commensurate with the amount of bonuses payable to senior officers of the Company who are situated similarly to Messrs. Butler and Estrin.

          Each of Messrs. Butler and Estrin was also granted options to purchase 200,000 shares of Common Stock at an exercise price of $6.84375 per share under the Phar-Mor Stock Incentive Plan, which options vested with respect to 33.34% of the underlying shares on the date of grant (October 1, 1997), and with respect to an additional 33.33% on each of the first and second anniversaries of the date of grant. The term of the options is seven years and unless Messrs. Butler and Estrin elect otherwise, to the fullest extent permitted by law and under the plan, such options shall be treated and reported as incentive stock options. Messrs. Butler and Estrin were also each granted incentive stock options to purchase 200,000 shares of Common Stock at an exercise price of $9.625 per share on June 23, 1998, 200,000 shares of Common Stock at an exercise price of $4.28125 per share on June 29, 1999; 180,000 shares of Common Stock at an exercise price of $2.51625 per share on April 14, 2000; and 275,000 shares of Common Stock at an exercise price of $0.825 on March 16, 2001 on terms similar to the earlier grants.

          Pursuant to their respective employment agreements, Messrs. Butler and Estrin are permitted to engage in activities (except certain activities that are competitive with the Company's business), in addition to serving as Co-Chief Executive Officers and Co-Chairmen of the Board, and pursue other investments (except ownership of more than a 10% interest in an entity that derives more than 50% of its gross revenues from the retail sale, at a discount, of pharmaceuticals, unless Messrs. Butler and Estrin or their respective immediate families owned or controlled, directly or indirectly, an ownership interest of at least 1% in the entity as of October 1, 1997). The agreements do not require Messrs. Butler and Estrin to provide services at the Company's principal locations.

          The employment agreements with Messrs. Butler and Estrin also provide for long-term performance payouts to each of them, commencing with the three-year period ending September 30, 2000 and each third year thereafter during the term of the employment agreement, in an amount (subject to the offset referred to in the last sentence of this paragraph) equal to 1.5% of any excess of (i) the aggregate market value of the publicly traded shares of Common Stock based on the average closing price for the thirty (30)-day period ending on the last day of the subject period (less the sum of (a) the proceeds from the exercise during such period of any options or warrants plus (b) any cash or property consideration actually received by the Company during such period from the issuance of any shares of its Common Stock) over (ii) the aggregate market value of the publicly traded shares of Common Stock based on the average closing price for the thirty (30)-day period ending on the last day of the immediately prior subject period (provided that for the first day of the period ending on September 30, 2000, such average closing price shall be deemed to be $6.84375 per share). One-half of the aggregate annual bonuses paid or payable in respect of the applicable three-year period will be offset against the long-term payout amount.

          The employment agreements with Messrs. Butler and Estrin further provide for various employee benefits and perquisites, including but not limited to payment, on a tax reimbursed, "grossed up" basis, for a $1,500,000 whole life insurance policy on Messrs. Butler and Estrin's lives or, at the election of either of them, a term policy requiring an equivalent premium; disability insurance adequate to pay Messrs. Butler and Estrin 60% of their respective base salaries until age 75; reimbursement of all medical, hospitalization and dental costs for Messrs. Butler and Estrin and their families; the use of a car owned or leased by the Company and the provision of other transportation for Messrs. Butler and Estrin's travel requirements; and business expenses at locations other than the Company's headquarters.

          Each of the agreements with Messrs. Butler and Estrin provides that, if it is terminated without cause (as defined), such officer will be entitled to the present value of his base salary, discounted at 5%, for the remaining contract term, annual and long-term incentive payments payable for the remainder of the term, all compensation, benefits, stock options, health and disability benefits accruing under the agreement for the remainder of the term (or at their option, the value of such stock options determined in accordance with the "Black-Scholes' Formula"), tax reimbursement in respect of any termination payments that constitute excess parachute payments under Federal income tax laws, and pursuant to an Amendment to the agreements dated as of June 1, 2001, the accelerated vesting (and extended post-termination exercise periods) of all stock options. Under each agreement, termination with cause by the Company is limited to the entry of a felony conviction, voluntary resignation, death, or permanent disability (as defined).

          Mr. M. David Schwartz. The employment agreement with Mr. Schwartz, as amended, has a rolling term of two years commencing on February 10, 1999 and provides for Mr. Schwartz to serve as the Company's President and Chief Operating Officer. Mr. Schwartz's annual base salary was increased to $795,000 on June 1, 2001. On September 11, 1995, Mr. Schwartz received a confirmation bonus of $450,000 and 6,250 shares of Common Stock, and was granted options under the Phar-Mor Stock Incentive Plan to purchase 175,000 shares of Common Stock at an exercise price of $8.00 per share. Pursuant to the Phar-Mor Stock Incentive Plan, Mr. Schwartz was granted additional options on June 5, 1997, to purchase 100,000 shares of Common Stock at an exercise price of $5.4375 per share; on June 23, 1998, to purchase 100,000 shares of Common Stock at an exercise price of $9.625 per share; on June 29, 1999, to purchase 150,000 shares of Common Stock at an exercise price of $4.28125 per share; and on April 14, 2000, 135,000 shares at an exercise price of $2.51625 per share; and on March 16, 2001, 175,000 shares at an exercise price of $0.825 per share.

        Mr. John R. Ficarro. The employment agreement with Mr. Ficarro, as amended, has a rolling term of two years commencing on February 10, 1999, and provides for Mr. Ficarro to serve as the Company's Senior Vice President/Chief Administrative Officer and General Counsel. Mr. Ficarro's annual base salary was increased to $270,000 on June 1, 2001. On September 11, 1995, Mr. Ficarro was granted options under the Phar-Mor Stock Incentive Plan to purchase 15,000 shares of Common Stock at an exercise price of $8.00 per share. Pursuant to the Phar-Mor Stock Incentive Plan, Mr. Ficarro was granted additional options on June 5, 1997, to purchase 75,000 shares of Common Stock at an exercise price of $5.4375 per share; on June 23, 1998, to purchase 75,000 shares of Common Stock at an exercise price of $9.625 per share; on June 29, 1999, to purchase 100,000 shares of Common Stock at an exercise price of $4.28125 per share; on April 14, 2000, to purchase 90,000 of Common Stock shares at an exercise price of $4.28125 per share; and on March 16, 2001, 150,000 shares at an exercise price of $0.825 per share.

          The employment agreement with Mr. Schwartz provides for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of not less than 60% of annual base salary and a maximum of 100% of annual base salary. The employment agreement with Mr. Ficarro provides for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of not less than 50% of annual base salary and a maximum of 100% of annual base salary. The options granted to Messrs. Schwartz and Ficarro on September 11, 1995, have a term of seven years from the date of grant and vest with respect to 20% of the underlying shares on the date of grant and 20% on each of the first through the fourth anniversaries of the date of grant. The options granted to Messrs. Schwartz and Ficarro on June 5, 1997, June 23, 1998 and June 29, 1999, April 14, 2000 and March 16, 2001 have a term of seven years from the date of grant and vest with respect to one-third of the underlying shares on the date of grant and one-third on each of the first and second anniversaries of the date of grant. The options granted to Messrs. Butler and Estrin in October 1997 and to Messrs. Schwartz and Ficarro in June 1997 were subject to shareholder approval, which approval was obtained in February 1998. Pursuant to amendment dated as of June 1, 2001, each of the employment agreements provides for accelerated vesting and exercisability of all options if the employee is terminated without cause or if he terminates for "good reason" because of certain unilateral material changes to certain terms of service or other events (as more fully defined in the agreements).

          Mr. Martin S. Seekely. Mr. Seekely was promoted to the position of Vice President and Chief Financial Officer effective October 18, 2000. He was previously the Company's Vice President and controller. On October 23, 2000, the Company entered into an agreement with Mr. Seekely relative to his employment. The agreement does not provide for a specific term, however, it contains similar benefits and perquisites to those contained in the employment agreements between the Company and Messrs. Schwartz and Ficarro. Mr. Seekely's current annual salary is $175,000. During his employment with the Company, pursuant to the Phar-Mor Stock Incentive Plan, Mr. Seekely has been granted options on May 14, 1996, to purchase 700 shares of Common Stock at an exercise price of $7.5625 per share; on June 5, 1997, to purchase 10,000 shares of Common Stock at an exercise price of $5.4375 per share; on June 23, 1998, to purchase 5,000 shares of Common Stock at an exercise price of $2.51625 per share; on June 29, 1999, to purchase 20,000 shares of Common Stock at an exercise price of $4.28125 per share; on April 14, 2000, to purchase 5,000 shares of Common Stock at an exercise price of $2.51625 per share; on October 19, 2000, to purchase 100,000 shares of Common Stock at an exercise price of $1.190 per share; and on March 16, 2001, to purchase 30,000 shares of Common Stock at an exercise price of $0.825 per share. All options (except the 1995 option which provided for vesting at 20% per year) vest one-third immediately and one third on each of the first and second anniversary of the grant date.

          Loans. The Phar-Mor Stock Incentive Plan authorizes the Administrator to make loans to optionees to pay the exercise price of options, subject to specified conditions.

          Under the terms of the employment agreements with Messrs. Butler and Estrin, the Company has agreed to loan Messrs. Butler and Estrin an amount equal to the exercise price of their options (upon exercise). Such loan or loans will become due on the first to occur of (i) the fifth anniversary of the date that the loan was made, (ii) to the extent of net proceeds of sale, after payment of related taxes, five business days after the sale of the shares so acquired,
(iii) 30 days after a termination of their employment by the Company with cause (other than by death or permanent disability) or his voluntary resignation (except if his resignation is a result of certain delineated reasons), or (iv) by way of offset, upon the payment of settlement amounts to him upon a termination without cause by the Company. The loans will bear interest, payable semi-annually, on the outstanding principal balance at the mid-term applicable federal rate in effect on the date such loans were made and shall be subject to compliance with applicable laws. No loans have been made to Mr. Estrin or Mr. Butler under these provisions.

          Severance Plan. The Company's existing severance plan as of June 30, 2001, as it applies to officers generally, provides for payment of severance pay equal to salary at the time of termination for a period of 26 weeks, plus one additional week for each year of service, up to ten years. On March 27, 1997, the Company approved an amendment to its existing severance plan, enhancing benefits to all employees, including executive officers, whereby all such employees would receive additional severance payments upon loss of employment due only to certain "change of control" events. Generally, executive officers who are not party to an employment agreement would receive a minimum of 18 months of pay in such event.

          The employment agreements for Messrs. Schwartz, Ficarro and Seekely provide, in the case of a termination by the Company for each individual, without cause or by them "for good reason," for a severance payment equal to two years' total compensation plus benefits (which includes but is not limited to salary plus bonus).

          Change in Control Consequences for Messrs. Butler, Estrin, Schwartz, Ficarro and Seekely. The employment agreements with Messrs. Butler and Estrin provide that upon a change in control (as defined) Messrs. Butler and Estrin have the right for 90 days to terminate their agreements without cause and realize the present value of the full (and certain accelerated) benefits under the agreements for what would otherwise be the remaining term, as in the case of a termination by the Company without cause. A change in control under the agreements includes (among other events) the acquisition by any person or group (other than persons affiliated with Messrs. Butler or Estrin) of 40% or more of the voting capital stock of the Company, the approval by the shareholders of certain transactions resulting in a change in ownership of 40% or more control of the voting capital stock of the Company, including a merger, consolidation, or sale or disposal of all or substantially all of the Company's assets (including a plan of liquidation or dissolution), or a fundamental alteration in the nature of its business. Such a termination by Messrs. Butler or Estrin is deemed a termination without cause by the Company and entitles them to the rights attendant thereto.

          The employment agreements with Messrs. Schwartz and Ficarro provide that upon a change in control (as defined), subject to certain exceptions more fully described in the employment agreements or amendments thereto, each named executive will have the right to terminate the agreement for "good reason" and receive the full benefits thereunder as in the case of a termination by the Company without cause. The agreement with Mr. Seekely provides for similar benefits upon his loss of employment. A change in control under each agreement may include (among other events) (a) the acquisition by any individual, entity or group of beneficial ownership of 20% or more of either (i) the then outstanding shares of Common Stock of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors of the Company; (b) any event that results in the replacement of a majority of the members of the Board as composed on the date of the employment agreement; (c) approval by the shareholders of the Company of a reorganization, merger or consolidation (i) which results in a change of ownership and/or voting rights of 30% or more of the then outstanding shares of Common Stock of the Company or (ii) in which the members of the Board do not become members of the Board of the entity resulting from such reorganization, merger or consolidation; or (d) approval by the shareholders of the Company of a liquidation or a dissolution of the Company, or the sale or other disposition or substantially all of the assets of the Company.

Executive Summary Compensation Table

          The following table sets forth information concerning the compensation of the Chief Executive Officers and the other three most highly compensated executive officers of the Company who served in those capacities as of June 30, 2001 (the "Named Officers").

                                                                                           Long Term
                                                                                          Compensation
                                                                                          ------------
                                                  Annual Compensation                  Awards      Payouts
                                        ------------------------------------------  ----------  ----------
Name and                       Fiscal                               Other Annual        Stock       LTIP       All Other
Principal Person                Year    Salary($)  Bonus($)(1)  Compensation($)(2)  Options(#)  Payouts($)  Compensation(3)
----------------               ------   ---------  -----------  ------------------  ----------  ----------  ---------------

Abbey J. Butler                 2001      525,439            0                  --     285,000          --          100,350
    Co-Chairman and Co-CEO      2000      486,670      154,032                  --     180,000          --          108,168
                                1999      458,939      305,653                  --     220,000          --          112,175

Melvyn J. Estrin                2001      525,439            0                  --     285,000          --          185,029
    Co-Chairman and Co-CEO      2000      486,670      154,032                  --     180,000          --          168,913
                                1999      458,939      305,653                  --     220,000          --          164,301

M. David Schwartz               2001      721,962            0                  --     175,000          --           65,845
    President and COO           2000      715,500      226,456                  --     135,000          --           10,869
                                1999      691,721      460,686                  --     150,000          --           37,445

John R. Ficarro                 2001      233,997            0                  --     150,000          --            7,054
    Senior Vice President       2000      230,000       48,530                  --      90,000          --            6,468
    CAO and General Counsel     1999      219,646      119,592                  --     100,000          --            9,157

Martin S. Seekely (4)           2001      153,521            0                  --     130,000          --            4,585
    Vice President              2000      122,202       19,338                  --       5,000          --            2,444
    Chief Financial Officer     1999      115,049       40,000                  --      20,000          --            2,925

--------------------
(1) Bonuses are shown for the fiscal year earned, but may be paid in the following year.

(2) No information is provided in the column labeled "Other Annual Compensation" since the aggregate amount of perquisites and other personal benefits for the periods indicated is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each of the Named Officers.

(3) Information provided in the column labeled "All Other Compensation" for Fiscal Year 2001 includes the following: (i) the value of insurance premiums paid by the Company for the benefit of each of the Named Officers as follows: Mr. Butler, $87,511; Mr. Estrin, $172,190; Mr. Schwartz, $59,189; Mr. Ficarro, $1,324; and Mr. Seekely, $838; (ii) matching contributions to the Company's 401(k) Employee Savings and Retirement Plan to each of the Named Officers as follows: Mr. Schwartz, $6,656; Mr. Ficarro, $5,725; and Mr. Seekely, $3,747; (iii) matching contributions to the Company's non-qualified deferred compensation plan as follows: Mr. Butler $12,839 and Mr. Estrin $12,839.

     Information provided in the column labeled "All Other Compensation" for Fiscal Year 2000 includes the following: (i) the value of insurance premiums paid by the Company for the benefit of each of the Named Officers as follows: Mr. Butler, $96,488; Mr. Estrin, $157,233; Mr. Schwartz, $4,925; and Mr. Ficarro, $790; (ii) matching contributions to the Company's 401(k) Employee Savings and Retirement Plan to each of the Named Officers as follows: Mr. Schwartz, $5,944; Mr. Ficarro, $6,468 and Mr. Seekely $2,925; (iii) matching contributions to the Company's non-qualified deferred compensation plan as follows: Mr. Butler $11,680 and Mr. Estrin $11,680.

     Information provided in the column labeled "All Other Compensation" for Fiscal Year 1999 includes the following: (i) the value of insurance premiums paid by the Company for the benefit of each of the Named Officers as follows: Mr. Butler, $101,372; Mr. Estrin, $153,498; Mr. Schwartz, $31,391 and Mr. Ficarro, $3,995; (ii) matching contributions to the Company's 401(k) Employee Savings and Retirement Plan to each of the Named Officers as follows: Mr. Schwartz, $6,054; Mr. Ficarro, $5,162 and Mr. Seekely, $2,758; and (iii) matching contributions to the Company's non-qualified deferred compensation plan as follows: Mr. Butler, $10,803; and Mr. Estrin, $10,803.

(4) Mr. Seekely was named Vice President and Chief Financial Officer effective October 18, 2000.

Option Grants in Fiscal Year 2001

          Option Grants. The table below shows, for each of the Named Officers, the number of options granted during Fiscal Year 2001. All of the options set forth below were issued under the Phar-Mor Stock Incentive Plan, other than options to purchase 20,000 shares granted to each of Abbey J. Butler and Melvyn
J. Estrin as directors of the Company under the Phar-Mor Director Stock Plan. As of July 1, 2001, no stock appreciation rights ("SARs") were outstanding.


                                            Percent of                              Potential Realizable
                                              Total                                   Value at Assumed
                                             Options                                   Annual Rates of
                               Number of    Granted to                                  Stock Price
                               Securities   Employees                                 Appreciation for
                               Underlying   in Fiscal                                  Option Term(2)
                                Options        Year       Exercise     Expiration   --------------------
Name and Position              Granted(#)     (%)(1)     Price($/Sh)     Date         5%($)      10%($)
---------------------------    ----------   ----------   -----------   ----------   --------   ---------
                                                                                       (in thousands)

Abbey J. Butler                   275,000         24.0          .825    3/16/2008         92         215
    Co-Chairman and Co-CEO

Melvyn J. Estrin                  275,000         24.0          .825    3/16/2008         92         215
    Co-Chairman and Co-CEO

M. David Schwartz                 175,000         15.3          .825    3/16/2008         59         137
    President and COO

John R. Ficarro                   150,000         13.1          .825    3/16/2008         50         117
    Senior Vice President
    CAO and General Counsel

Martin S. Seekely                 100,000          8.7         1.19    10/19/2007         48         113
    Vice President                 30,000          2.6          .825    3/16/2008         10          23
    Chief Financial Officer
---------------------------

(1)  Based on a total of 1,144,000 options granted to employees of the Company.

(2) Annual growth-rate assumptions are prescribed by the rules of the SEC and do not reflect actual or projected price appreciation of the underlying Common Stock.

          All options under the Phar-Mor Stock Incentive Plan will be subject to early termination within periods of up to one year (depending on the cause of a termination of service) after the effective date of a termination of service under the Phar-Mor Stock Incentive Plan or (if applicable) the expiration date under an applicable employment agreement. To the extent then not vested, the options will terminate and to the extent then vested, they may be exercised within one year following the death or disability of the holder of the option, and within six months following any other termination event, except where a termination by the Company is for cause, in which case the options then will terminate.

Option Exercises and Values for Fiscal Year 2001

          The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options, and the values of unexercised options at June 30, 2001 for the Named Officers. Value is considered to be, in the case of exercised options, the difference between the exercise price and the market price on the date of exercise and, in the case of unexercised options, the difference between the exercise price and the market price on June 30, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                 Number of Securities    Value of Unexercised
                                                Underlying Unexercised       In-the-Money
                                                      Options at              Options at
                      Shares                        June 30, 2001          June 30, 2001($)
                    Acquired on     Value           (Exercisable/           (Exercisable/
      Name          Exercise(#)   Realized($)      Unexercisable)(#)      Unexercisable)(1)
-----------------   -----------   -----------   ----------------------   --------------------

Melvyn J. Estrin             --            --          861,667/243,333            4,583/9,167
Abbey J. Butler              --            --          861,667/243,333            4,583/9,167
M. David Schwartz            --            --          673,333/161,667            2,917/5,833
John R. Ficarro              --            --          375,000/130,000            2,500/5,000
Martin S. Seekely            --            --            82,366/88,334              500/1,000



(1) Options are "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between .90 per share, the market value of the Common Stock at June 30, 2001 issuable upon exercise of options, and the exercise price of the option, multiplied by the applicable number of shares underlying the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Set forth in the table below is information, as of September 14, 2001, with respect to the number of shares of Common Stock beneficially owned by (i) each person or entity known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Officers and (iv) all directors and executive officers of the Company as a group. A person or entity is considered to "beneficially own" any shares (i) over which such person or entity exercises sole or shared voting or investment power or (ii) which such person or entity has the right to acquire at any time within 60 days (e.g., through the exercise of options or warrants).

                                                                Period       Number of Shares
Name and Address of                 Amount and Nature of          of       Which maybe Acquired
Beneficial Owner (1)                Beneficial Ownership(2)      Class      Within 60 Days (3)
-------------------------------     -----------------------     ------     --------------------

Avatex Corporation                                5,869,535(4)    47.6%                  91,902(5)
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Dimensional Fund Advisors Inc.                      917,800(6)     7.5%                      --
1299 Ocean Avenue
Santa Monica, California  90401

M. David Schwartz                                   693,197        5.4%                 673,333(7)
20 Federal Plaza West
Youngstown, Ohio 44501

John R. Ficarro                                     375,000        3.0%                 375,000(7)
20 Federal Plaza West
Youngstown, Ohio 44501

Martin S. Seekely                                    84,255          *                   82,366
20 Federal Plaza West
Youngstown, OH  44501

Abbey J. Butler                                   7,040,702(8)    53.3%                 963,569(5)(9)
c/o Avatex Corporation
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Melvyn J. Estrin                                  6,944,802(8)    52.6%                 963,569(5)(9)
c/o Avatex Corporation
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Monroe Osterman                                      50,000          *                   50,000(10)
20 Federal Plaza West
Youngstown, Ohio 44501

Arthur G. Rosenberg                                  50,000          *                   50,000(10)
20 Federal Plaza West
Youngstown, Ohio 44501



John D. Shulman                                      50,000          *                   50,000(10)
20 Federal Plaza West
Youngstown, Ohio 44501

All Directors and Executive                       9,214,821       60.0%               3,115,935
Officers, including those named
above, as a Group (8 persons)
-------------------------------

*    Less than 1%.

(1) No director or executive officer is the beneficial owner of other equity securities of the Company or any of its subsidiaries.

(2) Unless otherwise indicated, each person or entity has sole investment power and sole voting power with respect to the Common Stock beneficially owned by such person or entity.

(3) This column lists the number of shares of Common Stock which the named person or entity has the right to acquire within 60 days after September 14, 2001, through the exercise of stock options and warrants. The shares shown in this column are included in the Amount and Nature of Beneficial Ownership column.

(4) Includes 5,777,633 shares held directly by Avatex and 91,902 shares subject to purchase by Avatex within 60 days upon exercise of warrants.

(5) Includes 91,902 shares of Common Stock subject to purchase by Avatex within 60 days upon exercise of warrants.

(6) The information provided is based on information provided to the Company by its registrar. Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). The Portfolios own all
     securities  and  Dimensional   disclaims   beneficial   ownership  of  such
     securities.

(7) All such shares of Common Stock are subject to purchase by the indicated person within 60 days upon exercise of options awarded under the Phar-Mor Stock Incentive Plan.

(8) Messrs. Butler and Estrin are Co-Chairmen of the Board, Co-Chief Executive Officers and major shareholders of Avatex.

(9) All such shares (other than 91,902 shares deemed beneficially owned by Messrs. Butler and Estrin, as described in note (4) above) are subject to purchase within 60 days by the indicated person upon exercise of options under the Phar-Mor Director Stock Plan and/or Phar-Mor Stock Incentive Plan.

(10) All such shares are subject to purchase within 60 days by the indicated person upon exercise of options awarded under the Phar-Mor Director Stock Plan.

          Avatex has pledged 1,132,500 shares of its Common Stock as collateral to Bart A. Brown, Jr., as trustee (the "Trustee") as partial collateral to secure certain obligations of Avatex. In the event of a default, the Trustee may acquire such shares by foreclosing on the collateral.

Item 13. Certain Relationships and Related Transactions.

          From September 11, 1995 to September 19, 1997, Avatex owned 69.8% of Hamilton Morgan L.L.C. ("Hamilton Morgan") which beneficially owned approximately 39.9% of the Company's common stock. Robert Haft, the Company's former Chairman of the Board of Directors and Chief Executive Officer, was President of Hamilton Morgan. Messrs. Butler and Estrin, the two Co-chairmen of the Board of Directors of Avatex, were members of the Board of Directors of the Company during this time.

          During Fiscal 2001 and July and August 2001 Avatex purchased 943,800 shares of the Company's common stock on the open market, increasing its beneficial ownership level to 47.6% of the Company's common stock as of September 14, 2001.

          In April 1998, 13 persons and entities purchased (or committed to purchase) a total of $3,000,000 of Series B Preferred Stock and warrants to purchase Series B Preferred Stock of RAS Holding Corp. These persons and entities included the Company; Avatex; two of the Company's executive officers, Melvyn J. Estrin and Abbey J. Butler; all of Avatex's executive officers and its Director of Accounting (and/or their designees); one non-officer director of Avatex; and two additional parties related to, or referred by Abbey J. Butler or Melvyn J. Estrin. Of the total amount invested, Avatex's share was approximately 46.7%, the Company's share was 25%, the Avatex officers/designees' share was 19.8%, the Avatex non-officer director's share was 1% and the related parties' share was approximately 7.5%. The largest share invested by an officer or director of the Company (or his designee) was 5% of the total amount invested.

          In April 1999, RAS Holding Corp. distributed to its stockholders (including Cabot Noble, Inc., a wholly-owned subsidiary of the Company, Avatex and two parties related to or referred by Directors Butler and Estrin) shares of common stock in two RAS Holding Corp. subsidiaries, PC Lens Corp. and Medical Internet Technologies, Inc. In April 2000, the Company and other Series B preferred stockholders exercised warrants acquired in April 1998 to purchase additional shares of Series B preferred stock. In addition, Avatex is a party to a consulting agreement with RAS Holding Corp. under which Avatex provides certain financial, accounting and other management consulting services to RAS Holding Corp. Avatex also leases to RAS Holding Corp. a portion of Avatex' office space in Dallas, Texas. Directors Butler and Estrin are Co-Chairman and Co-Chief Executive Officers of Avatex and directors of RAS Holding Corp.

          In March and December 1998, certain persons and entities purchased a total of $7,200,000 of membership interests in ChemLink Acquisition Company, LLC, which in turn purchased a total of 50% of the membership interests in ChemLink Laboratories, LLC. These persons and entities included the Company; Avatex; the Company's Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin (and/or their designees); one former Avatex officer, Edward L. Massman; one non-officer director of Avatex; and five additional parties related to or referred by Abbey J. Butler or Melvyn J. Estrin. Of the total amount invested, the Company's share was approximately 35.8%, Avatex's share was approximately 41.1%, the Avatex officers/designees' share (including Messrs. Butler and Estrin) was approximately 14.4%, the Avatex non-officer director's share was approximately 0.7% and the related parties' share was approximately 8.0%. The largest share invested by an Avatex officer or director (or his designee) was approximately 6.1% of the total amount invested. In May 1999, the members of Chemlink Acquisition Company, LLC including the Company and the other members of Chemlink loaned a total of $250,000 to Chemlink pro rata based on their ultimate ownership interests in Chemlink, in the form of one-year notes. In January and July 2000, all of these persons and entities made contributions to Chemlink's capital in the form of new cash, the May 1999 notes and other indebtedness, and the net amount of prior advanced owed to them by Chemlink. Avatex is also a party to a consulting agreement with Chemlink, under which they provide certain financial, accounting and other management consulting services to Chemlink. Messrs. Butler, Estrin, and Shulman serve on the Board of Managers of ChemLink Laboratories, LLC.

          The Company and Avatex each acquired $1.25 million of preferred stock and 2.5% of the common stock of HPD Holdings Corp. in 1998. The largest shareholder of HPD Holdings Corp. is HPD Partners, L.P., a Delaware limited partnership, and Mr. Butler and Mr. Estrin are limited partners of HPD Partners, L.P. Mr. Estrin and executive officer of Avatex, Grady Schleier are directors of HPD Holdings Corp. In February and April 2000, along with virtually all of HPD Holdings Corp.'s other common stockholders, the Company and Avatex purchased a total of $131,575 in convertible debentures to maintain their respective common stock ownership positions. In May 2001, the Company sold their investment in HPD Holdings Corp.

          During 1998, 1999 and 2000 the Company invested $10.725 million to purchase approximately 25.2% of the outstanding common stock of Avatex. Pursuant to the Company's By-Laws, each transaction was approved by an Independent Committee of disinterested Company directors.

          During Fiscal Year 2001, the Company paid $104,328 to Human Service Group, Inc. for secretarial services provided to Mr. Estrin. Human Service Group, Inc. is a corporation wholly owned by Mr. Estrin.

          The Company purchased $20,000 of product from Carson Products, a subsidiary of Carson, Inc. during Fiscal Year 1999. Mr. Butler and Mr. Estrin were directors of Carson, Inc. during Fiscal Year 1999.

          During Fiscal Year 2001, the Company paid CB Equities Corporation $66,768 for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

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


                                                                  PHAR-MOR, INC.


Date:  October 15, 2001                                By:  /s/  John R. Ficarro
                                                            --------------------
                                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                          Administrative Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates listed below.


Date:  October 15, 2001                                  /s/   M. David Schwartz
                                                               -----------------
                                                    M. David Schwartz, President


Date:  October 15, 2001                                  /s/     Abbey J. Butler
                                                               -----------------
                                                Abbey J. Butler, Co-Chairman and
                                                      Co-Chief Executive Officer
                                                (Co-Principal executive officer)

Date:  October 15, 2001                                  /s/    Melvyn J. Estrin
                                                               -----------------
                                               Melvyn J. Estrin, Co-Chairman and
                                                      Co-Chief Executive Officer
                                                (Co-Principal executive officer)

Date:  October 15, 2001                                  /s/     Monroe Osterman
                                                               -----------------
                                                       Monroe Osterman, Director

Date:  October 15, 2001                                  /s/ Arthur G. Rosenberg
                                                             -------------------
                                                   Arthur G. Rosenberg, Director

Date:  October 15, 2001                                  /s/     John D. Shulman
                                                               -----------------
                                                       John D. Shulman, Director

Date:  October 15, 2001                                  /s/    Martin S.Seekely
                                                               -----------------
                                                               Martin S. Seekely
                                                        Vice President and Chief
                                                               Financial Officer
                                                        (principal financial and
                                                             accounting officer)

                                 PHAR-MOR, INC.

                                INDEX TO EXHIBITS


Exhibit No.

         *3.1  Amended and Restated Articles of Incorporation

        **3.2  Amended and Restated By-laws

         *4.1 Indenture dated September 11, 1995 between Phar-Mor,Inc. and IBJ Schroder Bank & Trust Company

         *4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

  *******10.1  Loan Security Agreement, dated November 16, 2000.

      ***10.2 Employment Agreement between Phar-Mor, Inc. and Abbey J. Butler, dated October 1, 1997

      ***10.3 Employment Agreement between Phar-Mor, Inc. and Melvyn J. Estrin, dated October 1, 1997

    *****10.4  Third Amendment to Employment Agreement between Phar-Mor,Inc. and
               M. David Schwartz, dated February 10, 1999

    *****10.5  Third Amendment to Employment Agreement between Phar-Mor,Inc. and
               John R. Ficarro, dated February 10, 1999

        *10.6  Form of Indemnification Agreement dated as of September 11, 1995

       **10.7  Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan

       **10.8  Phar-Mor, Inc. 1995 Director Stock Plan, as Amended

       **10.9  Phar-Mor, Inc. 1996 Director Retirement Plan

      **10.10  Employee Stock Purchase Plan

  ******10.11  Amendment to the Supply Agreement dated November 5, 1999, between
               Phar-Mor and McKesson Drug Company

        10.12 Loan and Security Agreement dated September 24,2001 by and among the financial institutions listed on the signature pages therein, Fleet Retail Finance,Inc., as agent, and Phar-Mor,Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc., Phar-Mor of Virginia, Inc., Phar-Mor of Wisconsin, Inc., and Pharmhouse Corp.

  ****10.21.1  List of Subsidiaries

           23  Independent Auditors' Consent


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

*** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K405, on September 25, 1998

**** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on November 2, 1998

***** Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K405, on September 29, 1999

****** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on February 7, 2000

******* Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q on February 9, 2001.

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                            F - 2

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND JULY 1, 2000        F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS
ENDED JUNE 30, 2001, THE FIFTY-TWO WEEKS ENDED JULY 1, 2000 AND THE
FIFTY-THREE WEEKS ENDED JULY 3, 1999                                    F - 4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FIFTY-TWO WEEKS ENDED JUNE 30, 2001, THE FIFTY- TWO WEEKS
ENDED JULY 1, 2000 AND THE FIFTY-THREE WEEKS ENDED JULY 3, 1999         F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FIFTY-TWO WEEKS
ENDED JUNE 30, 2001, THE FIFTY-TWO WEEKS ENDED JULY 1, 2000 AND  THE
FIFTY-THREE WEEKS ENDED JULY 3, 1999                                    F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F - 7

SCHEDULE II                                                             F - 27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phar-Mor, Inc. :

We have audited the accompanying consolidated balance sheets of Phar-Mor, Inc. and subsidiaries (debtor-in-possession) (the "Company") as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999. Our audits also included consolidated financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phar-Mor, Inc. and subsidiaries as of June 30, 2001 and July 1, 2000 and the results of their operations and their cash flows for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the fifty-two weeks ended June 30, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses and bankruptcy filing raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, its ability to generate sufficient cash flows from operations and to achieve confirmation of a plan of reorganization by the Bankruptcy Court. Management's plans concerning these matters are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
September 24, 2001

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
--------------------------------------------------------------------------------

                                                                         June 30,     July 1,
                                                                          2001          2000
                                                                          -----         ----
ASSETS

Current assets:
  Cash and cash equivalents                                            $  14,393    $  16,752
  Marketable securities                                                      143        3,019
  Accounts receivable - net                                               25,495       25,017
  Merchandise inventories                                                186,226      207,228
  Prepaid expenses                                                         6,595        6,099
  Deferred tax asset                                                        --            439
                                                                       ---------    ---------

          Total current assets                                           232,852      258,554

Property and equipment - net                                              67,044       91,801
Goodwill                                                                   3,925       15,809
Deferred tax asset                                                          --          9,126
Investments                                                                3,233       13,682
Investment in Avatex                                                         789        3,691
Other assets                                                               5,593        5,241
                                                                       ---------    ---------

          Total assets                                                 $ 313,436    $ 397,904
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  78,148    $  97,461
  Accrued expenses                                                        31,222       38,840
  Current portion of self insurance reserves                               2,165        1,781
  Current portion of long-term debt                                        3,647        1,964
  Current portion of capital lease obligations                             4,191        4,535
                                                                       ---------    ---------
          Total current liabilities                                      119,373      144,581

Long-term debt                                                           149,377      152,410
Capital lease obligations                                                 11,414       15,446
Long-term self insurance reserves                                          5,503        7,335
Unfavorable lease liability - net                                          9,395       10,639
                                                                       ---------    ---------
          Total liabilities                                              295,062      330,411
                                                                       ---------    ---------

Commitments and contingencies

Minority interests                                                           535          535
                                                                       ---------    ---------


Stockholders' equity:
  Preferred stock, $.01 par value, authorized shares, 10,000,000,
      none outstanding                                                      --           --
  Common stock, $.01 par value, authorized shares, 40,000,000;
      issued and outstanding shares, 12,240,865                              122          122
  Additional paid-in capital                                              90,326       90,007
  Stock options outstanding                                                1,881        2,200
  Retained deficit                                                       (67,807)     (19,012)
                                                                       ---------    ---------
                                                                          24,522       73,317
Less:  equity, through investment in Avatex, in cost of common
       stock of the Company held by Avatex, Inc.                          (6,683)      (6,359)
                                                                       ---------    ---------
         Total stockholders' equity                                       17,839       66,958
                                                                       ---------    ---------

         Total liabilities and stockholders' equity                    $ 313,436    $ 397,904
                                                                       =========    =========

The accompanying notes are an integral part of these consolidated financial statement

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                          Fifty-two        Fifty-two    Fifty-three
                                                         weeks ended      weeks ended   weeks ended
                                                        June 30, 2001    July 1, 2000   July 3, 1999
                                                        -------------    ------------   ------------

Sales                                                   $  1,241,012    $  1,292,090    $  1,206,539

Less:
 Cost of goods sold, including occupancy and
      distribution costs                                   1,027,992       1,050,208         977,878
 Selling, general and administrative expenses                203,582         211,833         188,264
 Depreciation and amortization                                19,917          24,708          25,386
 Impairment of long-lived assets                              23,377            --              --
                                                        ------------    ------------    ------------

 (Loss) income from operations before interest
   expense,  investment (loss),  interest income,
   equity in income (loss) of affiliates,
   income taxes and extraordinary items                      (33,856)          5,341          15,011


Interest expense                                             (18,317)        (18,851)        (16,338)
Investment loss                                               (3,097)         (5,528)         (1,025)
Interest income                                                   49             124           1,585
                                                        ------------    ------------    ------------

Loss before equity in income (loss) of affiliates,
  income taxes and extraordinary items                       (55,221)        (18,914)           (767)
Equity in (loss) income of affiliates                         (5,564)          6,774           1,568
                                                        ------------    ------------    ------------
(Loss) income before income taxes and extraordinary
   items                                                     (60,785)        (12,140)            801

Income tax provision                                           9,565            --               205
                                                        ------------    ------------    ------------
(Loss) income before extraordinary item                      (70,350)        (12,140)            596


Extraordinary items:
  Gain on extinguishment of debt                              19,731           1,117            --

  Equity in extraordinary item of affiliate                    1,824            --              --
                                                        ------------    ------------    ------------
Net (loss) income                                       $    (48,795)   $    (11,023)   $        596
                                                        ============    ============    ============

(Loss) income per basic and diluted share:
  (Loss) income before extraordinary item               $      (6.46)   $      (1.08)   $        .05
  Extraordinary items                                   $       1.98    $        .10    $       --
                                                        ------------    ------------    ------------
  Net (loss) income                                     $      (4.48)   $       (.98)   $        .05
                                                        ============    ============    ============

Weighted average number of basic shares outstanding       10,886,359      11,241,342      11,522,800
                                                        ============    ============    ============
Weighted average number of diluted shares outstanding     10,886,359      11,241,342      11,570,955
                                                        ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------

                                                                                    Equity,
                                                                                    Through
                                                                                   Investment
                                                                                   in Avatex,
                                                                                   in Cost of
                                            Common Stock                          Common Stock
                                            ------------                             of the
                                                   Par     Additional     Stock      Company    Retained     Total
                                                   Value    Paid-in      Options     Held by    (Deficit)  Stockholders'
                                       Shares     Amount    Capital   Outstanding  Avatex, Inc.  Earnings   Equity
                                       ------     ------    -------   -----------  ------------  --------   ------
Balance at June 27, 1999               12,236     $ 122    $ 89,976     $ 1,401     $ (4,000)   $ (8,585)   $ 78,914

Net income                               --         --         --          --          --           596         596

Stock options outstanding                --         --         --           704        --          --           704

Purchase of Avatex shares                --         --         --          --        (1,001)       --        (1,001)

Shares issued                               5       --           31        --          --          --            31
                                       ------      -----     ------       -----      ------      ------      ------

Balance at July 3, 1999                12,241        122     90,007       2,105      (5,001)     (7,989)     79,244

Net loss                                 --         --         --          --          --       (11,023)    (11,023)

Stock options outstanding                --         --         --            95        --          --            95

Purchase of Avatex shares                --         --         --          --        (1,358)       --        (1,358)
                                       ------      -----     ------       -----      ------      ------      ------


Balance at July 1, 2000                12,241        122     90,007       2,200      (6,359)    (19,012)     66,958

Net loss                                 --         --         --          --          --       (48,795)    (48,795)

Forfeited stock options                  --         --          319        (319)       --          --          --

Avatex purchase of Phar-Mor shares       --         --         --          --          (324)       --          (324)
                                       ------      -----     ------       -----      ------      ------      ------
Balance at June 30, 2001               12,241   $    122   $ 90,326    $  1,881    $ (6,683)   $(67,807)   $ 17,839
                                       ======   ========   ========    ========    ========    ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                          Fifty-two     Fifty-two    Fifty-three
                                                         weeks ended   weeks ended   weeks ended
                                                        June 30, 2001  July 1, 2000  July 3, 1999
                                                        -------------  ------------  ------------
OPERATING ACTIVITIES
  Net loss                                                   $(48,795)   $(11,023)   $    596
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                             17,317      18,682      17,028
      Impairment of long lived assets                          23,377        --          --
      Deferred tax provision                                    9,565        --           205
      Stock option expense                                       --            95         704
      Amortization of video rental tapes                        1,271       4,696       7,784
      Amortization of deferred financing costs and
          goodwill                                              2,007       1,594         446
      Realized and unrealized loss (gain) on equity
          investments                                           3,915       1,111      (1,748)
      Gain on extinguishment of debt                          (19,731)     (1,117)       --
      Deferred rent and unfavorable lease liabilities          (1,244)       (434)     (1,059)
    Changes in assets and liabilities:
      Accounts receivable                                        (478)      3,232      (5,750)
      Marketable securities                                     2,922         235       5,811
      Merchandise inventories                                  20,534       8,506      (8,539)
      Prepaid expenses                                           (496)        803      (4,385)
      Other assets                                             (1,546)     (1,277)        181
      Accounts payable                                        (16,437)    (18,638)      8,174
      Accrued expenses                                         (7,312)      4,543     (11,175)
      Other                                                    (1,603)     (1,367)       (979)
                                                             --------    --------    --------
  Net cash (used for) provided by operating activities        (16,734)      9,641       7,294
                                                             --------    --------    --------

INVESTING ACTIVITIES
  Additions to rental videotapes                                 (803)     (1,485)     (7,445)
  Additions to property and equipment                          (4,869)    (17,051)    (23,968)
  Investment in Avatex                                           --        (5,724)     (1,001)
  Investment in Pharmhouse Corp., net of $3,292 cash
       acquired                                                  --          --        (4,838)
  Proceeds from sale of equity securities                       9,298       6,000        --
  Investment in equity securities                                (229)    (11,761)     (2,291)
                                                             --------    --------    --------
  Net cash provided by (used for) for investing activities      3,397     (30,021)    (39,543)
                                                             --------    --------    --------


FINANCING ACTIVITIES
  Borrowings under revolving credit facility                   40,022      40,217      20,066
  Retirement of senior notes                                  (20,270)     (9,032)       --
  Principal payments on term debt                              (1,371)     (1,397)    (29,592)
  Principal payments on capital lease obligations              (4,376)     (7,357)     (6,847)
  Bank overdrafts                                              (3,027)     (3,793)     21,032
  Other additions to long-term debt                              --         1,148         250
  Issuance of common stock                                       --          --            31
                                                             --------    --------    --------
  Net cash provided by (used for) financing activities         10,978      19,786       4,940
                                                             --------    --------    --------
  Decrease in cash and cash equivalents                        (2,359)       (594)    (27,309)
  Cash and cash equivalents, beginning of period               16,752      17,346      44,655
                                                             --------    --------    --------
  Cash and cash equivalents, end of period                   $ 14,393    $ 16,752    $ 17,346
                                                             ========    ========    ========

Supplemental Information
         Interest paid                                       $ 20,300    $ 13,602    $ 21,744
         Income tax refunds                                      --            53          47

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.   SUBSEQUENT EVENTS - BANKRUPTCY

     On September 24, 2001, the Company and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code to restructure their operations in an effort to return to profitability. On that same date, the Company secured a $135 million Debtor-in-Possession ("DIP") Credit Facility through Fleet Retail Finance, the Company's principal secured lender, which will be used to fund the Company's operations through the reorganization process.

     Borrowings under the DIP Credit Facility may be used for working capital needs and general corporate purposes. Up to $20,000 of the facility at any time may be used for standby and documentary letters of credit. The facility includes restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions. The facility contains a financial covenant that requires the Company to maintain a minimum excess availability of the greater of $8,000 or 7% of total availability.

     Credit availability under the DIP Credit Facility at any time is the lesser of the Availability (as defined in the Facility) or $135,000. Maximum credit availability under the DIP Credit Facility declines to $100,000 on the earlier of the Company's election or December 23, 2001. The DIP Credit Facility establishes a first priority lien and security interest in all of the assets of the Company.

     Advances made under the DIP Credit Facility bear interest at the Fleet National Bank prime rate plus 0% to .5% or LIBOR plus 2% to 2.5% depending on the average unused credit availability during the preceding quarter. Under the terms of the DIP Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

     The DIP Credit Facility expires on the earlier of the Company's emergence from bankruptcy as a reorganized entity or September 24, 2003.

     The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show
     (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.

2.   GOING CONCERN

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's recurring losses and bankruptcy filing (see Note 1) raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the ability of the Company to generate sufficient cash flows from operations and achieve confirmation of a plan of reorganization by the Bankruptcy Court.

     Management determined that the reorganization was necessary to rectify operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

     As part of the restructuring, Phar-Mor plans to close approximately 65 of its 139 stores. These stores have been identified as either under-performing or outside the Company's core markets. The Company will focus continuing operations on the approximately 74 remaining stores, while reducing corporate overhead and solidifying its position in the market it serves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

     This plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary as a result of the uncertainties regarding continuation as a going concern or the plan of reorganization.

3.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Fiscal Periods Presented - The accompanying consolidated balance sheets were prepared as of June 30, 2001 and July 1, 2000. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows were prepared for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000, and the fifty-three weeks ended July 3, 1999. The Company's fiscal year ends on the Saturday closest to June 30.

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

     e. Marketable Securities - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are carried at fair market value as trading securities. The cost of the securities sold is determined using the specific identification method. Marketable securities consist primarily of equity instruments of corporations. Unrealized (losses) gains of $(2,922), $419 and $(390) are included in investment loss in the Consolidated Statements of Operations for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999, respectively.

     f. Merchandise Inventories - Merchandise inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

     g. Video Rental Tapes - Videotapes held for rental which are included in inventories, are recorded at cost and are amortized over their estimated economic lives with no provision for salvage value. With respect to "hit" titles for which four or more copies per store are purchased, the fourth and any succeeding copies are amortized over nine months on a straight-line basis. All other video cassette purchases up to three copies per store are amortized over thirty-six months on a straight-line basis. The Company discontinued video tape rental during Fiscal 2001.

     h. Investments - Investments consist of equity interests in unconsolidated affiliates that do not have readily determinable market values. The Company uses the equity method of accounting for investments ($1,933 at June 30, 2001 and $9,788 at July 1, 2000) in which it has 20% or more interest in voting common stock and the cost method of accounting for investments ($1,300 at June 30, 2001 and $3,894 at July 1, 2000) in which it has less than a 20% interest in voting common stock or investments in preferred stock (see Note 11). During fiscal 2001 and 2000 the Company recorded a $1,000 and $5,500, respectively, investment loss resulting from an other than temporary impairment of a cost basis investment.

     i. Investment in Avatex - During the three fiscal years ended July 1, 2000, the Company invested $10,725 to purchase approximately 25.2% of Avatex Corporation, formerly known as FoxMeyer Health Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
          ("Avatex"), an affiliate of one of the Company's former largest suppliers and the largest stockholder of the Company (see Note 11). Accordingly, upon attaining a 20% or more interest in Avatex's common stock during the fiscal year ended July 1, 2000, the Company changed its method of accounting for the investment from the cost to the equity basis as required by generally accepted accounting principles. Because Avatex holds an approximate 48% interest in the Company's common stock, the Company treats Avatex's investment in the Company's common stock similar to treasury stock, with a reduction in the number of shares outstanding for calculating earnings per share of 1,354,506 and 1,207,979 at June 30, 2001 and July 1, 2000, respectively. The financial statements for Fiscal 1999 have been restated to reflect the adoption of the equity method in a manner consistent with the accounting for a step-by-step acquisition of Avatex. The effect of the restatement was to increase net income for Fiscal 1999 by $2,188, eliminate comprehensive income (loss) for all prior periods and reclassify a portion of the Company's investment in Avatex common stock prior to fiscal 2000 from Investment in Avatex to equity, through investment in Avatex, in cost of common stock of the Corporation held by Avatex on the Condensed Consolidated Balance Sheets.

          During Fiscal 2001, the Company recorded a $4,248 investment loss, included in equity in loss of affiliates in the statement of operations, on its investment in Avatex resulting from an other than temporary impairment of an equity basis investment.

     j. Deferred Debt Expense - Deferred debt expense is included in other assets and is amortized on a straight-line basis over the term of the related debt.

     k. Goodwill - Goodwill is amortized on a straight-line basis over its estimated useful life, which ranges between 25 and 40 years and is net of accumulated amortization of $1,775 and $962 at June 30, 2001 and July 1, 2000, respectively.

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

     o. Accounting for the Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the assets may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining lives in measuring whether the assets are recoverable. During Fiscal 2001, the Company wrote down approximately $12,307 of furniture and fixtures and leasehold improvements, and $11,070 of goodwill related to certain stores resulting from current year operating losses combined with a history of losses and projected future losses. The impairment loss is included in the statement of operations as impairment of long-lived assets. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     p. Leased Property Under Capital Leases - The Company accounts for capital leases, which transfer substantially all of the benefits and risks incident to the ownership of property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, and the obligation, including interest thereon, is liquidated over the life of the lease.

     q. Operating Leases and Deferred Rent - Operating leases are accounted for on the straight-line method over the lease term. Deferred rent represents the difference between rents paid and the amounts expensed for operating leases.

     r. Unfavorable Lease Liability - The unfavorable lease liability represents the excess of the present value of the liability related to lease commitments over the present value of market rate rents. This liability will be amortized as a reduction of rent expense over the remaining lease terms. The amounts were recorded as part of fresh-start reporting in conjunction with a Chapter 11 Bankruptcy proceeding in which the Company emerged from Chapter 11 on September 11, 1995, and related to purchase accounting for an acquisition.

     s. Self Insurance Reserves - The Company is generally self-insured for losses and liabilities related primarily to workers' compensation and comprehensive general and product liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

     t. Income Taxes - The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes".

     u. Stock Based Compensation - The Company applies the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation arrangements.

     v. Revenue Recognition - Sales are recognized on merchandise inventories sold upon receipt by the customer and are recorded net of returns.

     w. Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

     x. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     y. Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. Therefore, the Company adopted SFAS No. 133 for its fiscal year beginning July 2, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company's adoption of SFAS No. 133 did not have a material impact on its financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------
          In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. After giving consideration to the guidance provided by SFAS No. 141, we do not believe that the prospective adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows for fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS No. 142 effective July 1, 2001. We are currently in the process of evaluating the effect the adoption of SFAS No. 142 will have on our consolidated financial position, results of operations and cash flows for fiscal 2002.

     z. Advertising Costs - Advertising costs are expensed when incurred. Advertising expenses for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999 were $22,421, $22,827, and $19,392, respectively.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                              June 30, 2001   July 1, 2000
                                              -------------   ------------
          Accounts receivable - vendors             $ 9,373        $10,315
          Third-party prescriptions                  16,695         14,944
          Vendor coupons                                601            711
          Other                                         280            551
                                                    -------        -------
                                                     26,949         26,521

          Less allowance for doubtful accounts        1,454          1,504
                                                    -------        -------
                                                    $25,495        $25,017
                                                    =======        =======


5.   MERCHANDISE INVENTORIES

     Merchandise inventories consists of the following:

                                                 June 30, 2001    July 1, 2000
                                                 -------------    ------------
          Store inventories                           $163,138        $189,423
          Warehouse inventories                         35,414          29,476
          Video rental tapes - net                         -0-           1,019
                                                      --------        --------
                                                       198,552         219,918
          Less reserves for markdowns, shrinkage
            And vendor rebates                          12,326          12,690
                                                      --------        --------
                                                      $186,226        $207,228
                                                      ========        ========

          The video rental tape inventory is net of accumulated amortization of $3,832 at July 1, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           June 30, 2001       July 1, 2000
                                                           -------------       ------------
          Furniture, fixtures and equipment                   $ 65,698            $ 70,171
          Building improvements to leased property              49,583              52,559
          Land                                                     497                 497
          Building                                               1,517               1,517
          Capital leases:
          Buildings                                             11,076              11,076
          Furniture, fixtures and equipment                     22,072              22,072
                                                              --------            --------
                                                               150,443             157,892

          Less accumulated depreciation and amortization        83,399              66,091
                                                              --------            --------

                                                              $ 67,044            $ 91,801
                                                              ========            ========



7.   OTHER ASSETS

     Other assets consists of the following:

                                           June 30, 2001      July 1, 2000
                                           -------------      ------------
          Purchased pharmacy files                $2,797        $3,313
          Liquor licenses                            994         1,117
          Deferred debt expense                      806           291
          Utility and other deposits                 357           388
          Other                                      639           132
                                                  ------        ------
                                                  $5,593        $5,241
                                                  ======        ======

     Deferred debt expense, liquor licenses and purchased pharmacy files are net of accumulated amortization of $1,159 and $1,430 at June 30, 2001 and July 1, 2000, respectively. The deferred debt expense consists of debt origination costs associated with the credit facility (See Note 8).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The Amended Facility was terminated on November 16, 2000.

     The Company entered into a Loan and Security Agreement (the "Credit Facility") effective November 16, 2000 with Fleet Retail Finance Inc., as agent, and other financial institutions that established a credit facility in the maximum amount of $150,000.

     Borrowings under the Credit Facility could be used for working capital needs and general corporate purposes. Up to $20,000 of the Credit Facility at any time could be used for standby and documentary letters of credit. The Credit Facility included restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contains no financial covenants as long as unused credit availability is at least $20,000.

     Credit availability under the Credit Facility at any time was the lesser of the aggregate availability (as defined in the Credit Facility) or $150,000. The Credit Facility established a first priority lien and security interest in all the assets of the Company excluding real property and equipment.

     Advances made under the Credit Facility bore interest at the Fleet National Bank prime rate or LIBOR plus 2.00% to LIBOR plus 2.50% depending on the average unused credit availability in the preceding quarter. Under the terms of the Credit Facility, the Company was required to pay a commitment fee of 0.25% per annum on the unused portion of the facility, letter of credit fees and certain other fees.

     Unused availability under the Credit Facility, after subtracting amounts used for outstanding letters of credit, was $36,968 at June 30, 2001.

     At June 30, 2001 the Fleet reference rate (prime rate) was 6.75% and the LIBOR rate was 3.8625%.

     At June 30, 2001 there were letters of credit in the amount of $2,971 outstanding under the Credit Facility.

     The Credit Facility was terminated and outstanding borrowings thereunder of $97,022 were repaid upon the filing of Chapter 11 Bankruptcy by the Company. See Note 1 for a description of the DIP Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts,continued)
--------------------------------------------------------------------------------

9.   LONG-TERM DEBT

     The composition of the debt obligations included on the consolidated balance sheets is as follows:


                                                                       June 30, 2001      July 1, 2000
                                                                       -------------      ------------
     Senior unsecured notes, interest rate of 11.72%,
       due September 2002                                                   $ 41,312          $ 81,313

     Revolving Credit Facility (See Note 8)                                  100,305            60,283

     Equipment notes, interest rate of 7%, due in installments
       through October 2003                                                    3,006             3,926

     Tax notes, interest rates at 5.89% to 8%, due
       through September 2006                                                  4,482             4,455

     Real estate mortgage notes and bonds payable at rates ranging
       from 3% to 9.98% and the prime rate plus 1%                             3,919             4,397
                                                                            --------          --------
     Total debt                                                              153,024           154,374
     Less current portion                                                      3,647             1,964
                                                                            --------          --------
     Total long-term debt                                                   $149,377          $152,410
                                                                            ========          ========


     The Company must offer to purchase the senior unsecured notes at a price equal to 101% of the principal amount upon the occurrence of a change in control. The senior notes contain restrictions on, among other things, incurrence of debt, payment of dividends and repurchases of common stock. During fiscal years 2001 and 2000, the Company recognized extraordinary gains of $19,731 and $1,117, respectively, in connection with the retirement of $40,001 and $10,149, respectively, of senior unsecured notes.


     The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $3,694 and $3,853 at June 30, 2001 and July 1, 2000, respectively.


     Future maturities of long-term debt subsequent to June 30, 2001 are summarized as follows:


         2002                           $  3,647
         2003                             42,809
         2004                            100,932 *
         2005                                383
         2006                                387
         Thereafter                        4,866
                                        --------
                                        $153,024
                                        ========

     *Includes the scheduled repayment of borrowings under the Credit Facility. As a result of the bankruptcy filing on September 24, 2001, the amounts owed under the Revolving Credit Facility were repaid with proceeds from the DIP Credit Facility (See Note 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

10.  LEASES

     The Company leases its retail store properties, certain warehouse facilities and certain equipment under capital and operating leases. Generally, leases are net leases that require the payment of executory expenses such as real estate taxes, insurance, maintenance and other operating costs, in addition to minimum rentals. The initial terms of the leases range from three to twenty-five years and generally provide for renewal options. Minimum annual rentals for all capital and operating leases having initial noncancelable lease terms in excess of one year at June 30, 2001 are as follows:



                                                       Capital        Operating
                                                        Leases          Leases
                                                      ----------      ----------
              2002                                        $5,220         $44,750
              2003                                         3,388          41,597
              2004                                         2,033          37,030
              2005                                         2,055          32,573
              2006                                         2,078          28,896
              Thereafter                                   4,316         128,167
                                                        --------        --------

     Total minimum lease payments                         19,090        $313,013
                                                                        ========
     Less amounts representing interest                    3,485
                                                        --------
     Present value of minimum lease payments              15,605
     Less current portion                                  4,191
                                                        --------
     Long-term capital lease obligations                 $11,414
                                                        ========


     The operating leases on substantially all store properties provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the fifty-two weeks ended June 30, 2001, fifty-two weeks ended July 1, 2000, and the fifty-three weeks ended July 3, 1999 was $43,149, $43,730, and $37,306, respectively, including $185, $206 and $223 of additional rentals.

11.  TRANSACTIONS WITH RELATED PARTIES

     From September 11, 1995 to September 19, 1997, Hamilton Morgan LLC ("Hamilton Morgan") beneficially owned approximately 39.9% of the Company's common stock. During this period, (a) Avatex owned 69.8% of Hamilton Morgan, and Abbey J. Butler and Melvyn J. Estrin, Avatex's Co-Chairmen of the Board and Co-Chief Executive Officers, served as directors of the Company, and (b) Robert Haft owned 30.2% of Hamilton Morgan and served as Hamilton Morgan's President and the Company's Chairman of the Board and Chief Executive Officer. On September 19, 1997, under the terms of an agreement between Hamilton Morgan, Robert Haft and Avatex (the "Hamilton Morgan Agreement"), Avatex acquired the 3,750,000 shares of the Company's common stock previously owned by Hamilton Morgan in exchange for (i) the redemption of Avatex's membership interest in Hamilton Morgan, (ii) the satisfaction of a certain promissory note from Hamilton Morgan to Avatex and (iii) the transfer of certain other assets from Avatex to Hamilton Morgan. Avatex now beneficially owns approximately 48% of the Company's common stock.

     In conjunction with the Hamilton Morgan Agreement, the Company entered into a Severance Agreement with Robert Haft whereby he resigned his positions as Chairman of the Board of Directors and Chief Executive Officer and received a lump sum cash payment of $4,417. Under the terms of the Severance Agreement, the Company continued to provide benefits to him through September 19, 2000. He is indemnified and entitled to tax reimbursement in respect to any payments that constitute excess parachute payments under Federal Income Tax laws. The Company is obligated to provide a letter of credit in the amount of approximately $2,900 to secure its contractual obligations under the Severance Agreement.

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

     In April 1998, 13 persons and entities purchased (or committed to purchase) a total of $3,000 of Series B Non-voting Preferred Stock and warrants to purchase Series B Preferred Stock of RAS Holding Corp. These persons and entities included the Company; Avatex; two of the Company's executive officers, Melvyn J. Estrin and Abbey J. Butler; all of Avatex's executive officers and its Director of Accounting (and/or their designees); one non-officer director of Avatex; and two additional parties related to, or referred to by, Abbey J. Butler or Melvyn J. Estrin. Mr. Butler is also a director of RAS Holding Corp. Of the total amount invested, Avatex's share was approximately 47.1%, the Company's share was 25%, the Avatex officers/designees' share was 19.4%, the Avatex non-officer director's share was 1% and the related parties' share was approximately 7.5%. The largest share invested by an officer or director of the Company (or his designee) was 5% of the total amount invested. The Company accounts for this investment using the cost method of accounting.

     In April 1998, the Company and Avatex each purchased $1,250 of preferred stock of HPD Holdings Corp. ("HPD") in connection with the acquisition by a HPD subsidiary of certain of the assets of Block Drug Company, Inc. ("Block") used in or related to the manufacture, sale or distribution of Block's household product lines. In addition, the Company and Avatex each acquired 2.5% of the common stock of HPD as part of the transaction. The largest shareholder of HPD is HPD Partners, LP, a Delaware limited partnership and Abbey J. Butler and Melvyn J. Estrin are limited partners of HPD Partners, LP and directors of HPD Laboratories, Inc., a wholly owned subsidiary of HPD. The Company accounts for this investment using the cost method of accounting. In May 2001, the Company sold their investment in HPD and realized a gain of $825.

     The Company paid $104, $95 and $77 to Human Service Group, Inc. during Fiscal Year 2001, 2000 and 1999, respectively, for secretarial services provided to Mr. Estrin. Human Service Group, Inc. is a corporation wholly owned by Mr. Estrin.

     The Company purchased $319 of product from AM Cosmetics, Inc. during Fiscal Year 1999. Mr. Butler and Mr. Estrin were directors of AM Cosmetics, Inc. until September, 1998.

     The Company purchased $20 of product from Carson Products, a subsidiary of Carson, Inc. during Fiscal Year 1999. Mr. Butler and Mr. Estrin are directors of Carson, Inc.

     The Company paid CB Equities Corporation $67 and $74 during Fiscal Years 2001 and 2000, respectively, for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

12.  WARRANTS AND OPTIONS

     Warrants

     There are warrants to purchase an aggregate of 1,250,000 of the Company's common shares outstanding as of June 30, 2001. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments. The warrants are exercisable at any time until the close of business on September 10, 2002. As of June 30, 2001, no warrants had been exercised.

     Stock Options

     The Company has an incentive stock option plan for officers and key employees which allows for the issuance of a maximum of 5,000,000 options. As of June 30, 2001, options for 788,100 common shares were reserved for future grant, and options for 4,211,900 shares were outstanding and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% or 33 1/3% of the underlying shares on the grant date, and will vest in additional increments of 20% or 33 1/3% of the underlying shares on each of the subsequent anniversaries of the grant date until 100% vested. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders' death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

     The Company has a stock option plan for directors. Before October 1, 1997, each director received an annual grant of an option to purchase 5,000 shares of Common Stock. Commencing with the grant on October 1, 1997, each director now receives an annual grant of an option to purchase 10,000 shares of Common Stock. The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 500,000 common shares may be granted under the stock option plan for directors. As of June 30, 2001, options for 265,000 shares were outstanding.

     Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, for the fifty-two weeks ended June 30, 2001 and July 1, 2000 and the fifty-three weeks ended July 3, 1999, the Company recognized $0, $95 and $704, respectively, in compensation cost for the Company's stock option plans in the accompanying consolidated financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described above, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.


                                           Fifty-two weeks       Fifty-two weeks      Fifty-three weeks
                                          ended June 30, 2001   ended July 1, 2000    ended July 3, 1999
                                          -------------------   -------------------  -------------------
     Net (loss) income:
       As reported                              $  (48,795)          $  (11,023)          $     596
       Pro forma                                $  (49,819)          $  (13,734)          $  (2,160)
     Basic and diluted (loss) earnings
     per share:
       As reported                              $    (4.48)          $     (.98)          $     .05
       Pro forma                                $    (4.58)          $    (1.22)          $   (0.19)



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

     As of June 30, 2001, 3,911,013 options were exercisable at a weighted average exercise price per share of $5.82.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The following table summarizes stock option activity under the plans:


                                                         Weighted                             Weighted Average    Weighted
                                                          Average                                Remaining         Average
                                         Options          Exercise         Exercise Price        Contractual       Grant Date
                                       Outstanding     Price Per Share        per Share          Life (Years)      Fair Value
                                      -------------   ----------------   -------------------   ----------------   ------------

     Balance at June 27, 1998           2,616,167           $   7.92       $ 5.44 - $ 9.63              5.71
     Granted                            1,120,300           $   4.47       $ 4.25 - $ 8.13                              2.11
     Forfeited                            (21,233)          $   7.88       $ 7.22 - $ 9.63
     Exercised                             (5,000)          $   6.17       $ 6.17
                                        ---------
     Balance at July  3, 1999           3,710,234           $   6.88       $ 4.25 - $ 9.63              5.32
     Granted                              810,300           $   2.55       $ 2.52 - $ 5.34                              1.20
     Forfeited                           (174,234)          $   4.87       $ 2.52 - $ 9.63
                                        ---------
     Balance at July 1, 2000            4,346,300           $   6.16       $ 2.52 - $ 9.63              4.72
     Granted                            1,194,000           $   0.88       $ 0.73 - $ 1.53                              0.41
     Forfeited                           (646,733)          $   5.80       $ 2.52 - $ 9.63
                                        ---------
     Balance at June 30, 2001           4,893,567           $   4.92       $ 0.73 - $ 9.63              4.39
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

     The following table stratifies the options as of June 30, 2001:


                                                                     Weighted Average                   Weighted Average
                                   Total         Weighted Average       Remaining                           Exercise
          Exercise Price          Options            Exercise          Contractual        Options       Price Per Share
             per Share          Outstanding       Price Per Share      Life (Years)      Exercisable       Exercisable
        -----------------   ------------------   -----------------   ----------------   -------------   -----------------

         $ 6.17 - $ 9.63            2,053,267            $   8.18            2.66         2,036,747            $   8.19

         $ 4.25 - $ 5.44            1,035,300            $   4.50            4.50         1,033,200            $   4.50

         $ 2.52 - $ 3.16              611,000            $   2.52            5.79           409,067            $   2.52

         $ 0.73 - $ 1.53            1,194,000            $   0.88            6.57           431,999            $   0.93


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

13.  INCOME TAXES

     Deferred income taxes at June 30, 2001 and July 1, 2000, reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, the amounts used for income tax purposes and net operating loss carryforwards. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

     The components of deferred tax assets and liabilities are as follows:


                                                         June 30, 2001          July 1, 2000
                                                        ---------------        --------------
     Deferred Tax Assets:
            Operating and restructuring reserves            $   3,696             $   5,090
            Net operating losses                              135,723               135,272
            Depreciation and amortization                      28,514                29,947
            Lease escalation accruals                           3,772                 4,299
            Jobs tax credit                                     4,441                 4,432
            Other items                                         8,112                 3,069
                                                            ---------             ---------
                                                              184,258               182,109
            Valuation allowance                              (184,258)             (172,544)
                                                            ---------             ---------
               Net deferred tax assets                         $  -0-             $   9,565
                                                            =========             =========


     Composition of amounts in Consolidated
     Balance Sheet:
       Deferred tax assets - current                        $    --               $     439
       Deferred tax liabilities - current                        --                    --
                                                            ---------             ---------
          Net deferred tax assets - current                 $    --               $     439
                                                            =========             =========


       Deferred tax assets - noncurrent                     $    --               $   9,126
       Deferred tax liabilities - noncurrent                     --                    --
                                                            ---------             ---------
         Net deferred tax assets - noncurrent               $    --               $   9,126
                                                            =========             =========


     Deferred tax assets, arising both from future deductible temporary differences and net operating losses ("NOLs"), have been reduced by a valuation allowance to an amount more likely than not to be realized through the future reversal of existing taxable temporary differences. As a result of the losses incurred in Fiscal 2001, the realization of the net deferred tax assets is no longer more likely than not. Therefore, the valuation allowance was increased to fully reserve the net deferred tax assets. Any future reversal of the valuation allowance existing at the effective date of the Company's plan of reorganization to increase the net deferred tax asset will be added to additional paid-in capital.

     There is no current income tax provision in fiscal 2001, 2000 or 1999; deferred tax provisions in fiscal 2001 and 1999 total $9,565 and $205, respectively. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to (loss) income before taxes is as follows:


                                                           Fifty-two        Fifty-two      Fifty-three
                                                          weeks ended      weeks ended     weeks ended
                                                         June 30, 2001     July 1, 2000    July 3, 1999
                                                         -------------    -------------    ------------

     Statutory tax  rate                                    (35.0%)           (35.0%)           35.0%
     State income taxes, net of federal benefit               --                --               5.2%
     Tax effect of permanent differences                      --                --             (14.6%)
     Change in valuation allowance                           50.7%             35.0%             --
                                                           -------           -------          -------
       Effective tax rate                                    15.7%              0.0%            25.6%
                                                           =======           =======          =======


     The Company has approximately $380,000 of tax basis NOLs available to offset future taxable income. Approximately $347,000 of this amount ("Section 382 NOLs") is subject to restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code Section 382
     (I)(6), and the regulations thereunder, could further limit the Company's ability to use its Section 382 NOLs to offset future income to an amount approximating $5,500 annually. The remaining $7,000 of NOLs were incurred subsequent to September 2, 1995, and may be used to offset future taxable income without restriction. The NOLs will expire beginning in 2008.

     The Company also has $4,432 of federal targeted jobs tax credit carryovers, which will expire beginning in 2001.

     The Internal Revenue Service has completed its field examination of the Company's federal income tax returns for all years to and including June 1992.

14.  EMPLOYEE BENEFIT PLANS

     Defined Contribution Plans

     The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to the union employee savings plan an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company contributes to the nonunion employee savings plan an amount equal to 100% of the employee's contribution up to 2% of the employee's pay and a minimum of 20% of the employee's contribution in excess of 2% up to 4% of employee's pay based on the Company's financial performance. The Company contributes to the Pharmhouse Corp. employee savings plan an amount equal to 100% of the employee's contribution up to one dollar of an employee's pay each week and 25% of the employee's contribution in excess of one dollar each week up to 3% of employee's pay. Employee savings plan expenses for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999, were $1,215, $1,214 and $1,087, respectively.

     Health and Welfare Plans

     The Company also contributes to a multiemployer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000, and the fifty-three weeks ended July 3, 1999, were $2,237, $2,343 and $2,050, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The following  table sets forth the funded status of the Company's  defined
     benefit  pension  plans  and  the  amounts   recognized  in  the  Company's
     consolidated balance sheets:


                                                              June 30, 2001        July 1, 2000
                                                              -------------        ------------
       Change in benefit obligation
       Benefit obligation at the beginning of the year            $ 5,382             $ 4,592
       Service costs with expenses                                    419                 339
       Interest cost                                                  372                 309
       Actuarial (gain)/loss                                         (223)                173
       Benefits paid                                                  (28)                (31)
                                                                  -------             -------

       Benefit obligation at end of year                            5,922               5,382
                                                                  -------             -------

       Change in plan assets
       Fair value of plan assets at beginning of year               3,704               3,190
       Actual return on plan assets                                    24                 129
       Employer contributions                                          67                 416
       Benefits paid                                                  (28)                (31)
                                                                  -------             -------
       Fair value of plan assets at end of year                     3,767               3,704
                                                                  -------             -------

       Funded status                                               (2,155)             (1,678)
       Unrecognized net actuarial loss                              1,242               1,220
       Unrecognized prior service cost                                  0                   1
                                                                  -------             -------
       Net amount recognized                                      $  (913)            $  (457)
                                                                  =======             =======

       Amounts recognized in the statement of
         financial position consist of:
           Accrued benefit liability                              $  (913)            $  (463)
           Intangible asset                                             0                   6
                                                                  -------             -------
       Net amount recognized                                      $  (913)            $  (457)
                                                                  =======             =======



                                                                June 30, 2001     July 1, 2000
                                                                -------------     ------------
            Assumptions
            Discount rate                                             6.5 %            6.5 %
            Expected long-term rate of return on assets               8.5 %            8.5 %
            Rate of increase in future compensation levels            4.0 %            4.0 %



                                                       Fifty-two         Fifty-two        Fifty-three
                                                      weeks ended       weeks ended       weeks ended
                                                     June 30, 2001      July 1, 2000      July 3, 1999
                                                     -------------      ------------      ------------

       Components of net periodic benefit cost
          Service cost                                    $ 419             $ 339             $ 287
          Interest cost                                     372               309               264
          Expected return on plan assets                   (337)             (290)             (244)
          Recognized actuarial loss                          69                42                45
                                                          -----             -----             -----
          Net periodic pension expense                    $ 523             $ 400             $ 352
                                                          =====             =====             =====


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

     The projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for the pension plan with the accumulated benefit obligations in excess of plan assets were $5,885, $4,275, and $3,728, respectively, as of June 30, 2001.


15.  REORGANIZATION  ITEMS AND RELATED  RESERVES

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

     In March 1999, the Company recorded a reserve of approximately $800 in purchase accounting related to the planned closure of a distribution facility acquired as part of the Pharmhouse acquisition (see note 20).

     The activity in the reserve for costs of downsizing is as follows:

                                                                 Fifty-two        Fifty-two       Fifty-three
                                                                weeks ended      weeks ended      weeks ended
                                                               June 30, 2001     July 1, 2000     July 3, 1999
                                                               -------------     ------------     ------------
       Balance, beginning of period                                $ 340             $ 918             $ 967
       Costs incurred in connection with the Pharmhouse
       acquisition                                                  (259)             (542)              800
       Store rightsizing costs                                       (31)              (36)             (849)
                                                                   -----             -----             -----
       Balance, end of period                                      $  50             $ 340             $ 918
                                                                   =====             =====             =====


16.  FINANCIAL INSTRUMENTS

     The Company has financial instruments which include marketable securities, investments and long-term debt. The carrying values of these instruments at June 30, 2001 approximated their fair market value except for the senior unsecured notes. The estimated fair value of the senior unsecured notes is $25,820 at June 30, 2001.

     The fair values of the instruments were based upon quoted market prices of the same or similar instruments or on the rate available to the Company for instruments of the same maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Fiscal 2001
     -----------

                                                      Thirteen             Thirteen            Thirteen            Thirteen
                                                     weeks ended          weeks ended         weeks ended         weeks ended
                                                 September 30, 2000    December 30, 2000     March 31, 2001      June 30, 2001
                                                 ------------------    -----------------    ----------------    -----------------
     Sales                                          $    308,187         $    342,326         $    300,175         $    290,324
     Gross profit                                   $     52,909         $     59,273         $     51,861         $     48,977
     (Loss) income before extraordinary item              (8,502)              (9,255)              (6,263)             (46,330)
     (Loss) income per basic and diluted
       share before extraordinary item                      (.77)                (.84)                (.58)               (4.30)
     Net (loss) income                              $     (8,502)        $      7,842         $     (3,629)        $    (44,506)

     Net (loss) income per basic and diluted
     share                                          $      (0.77)        $       0.72         $      (0.34)        $      (4.13)
     Weighted average number of basic and
     diluted shares outstanding                       11,019,871           10,932,841           10,810,801           10,781,923



     Fiscal 2000
     -----------

                                                     Thirteen              Thirteen            Thirteen             Fourteen
                                                    weeks ended           weeks ended         weeks ended         weeks ended
                                                  October 2, 1999       January 1, 2000      April 1, 2000        July 1, 2000
                                                 ------------------    -----------------    ----------------    -----------------
     Sales                                          $    317,835         $    350,411        $    308,663         $    315,181
     Gross profit                                   $     61,052         $     70,061        $     54,560         $     56,209
     (Loss) income before extraordinary item              (4,191)               7,912              (2,303)             (13,558)
     (Loss) income per basic and diluted
       share before extraordinary item                      (.36)                 .69                (.21)               (1.23)
     Net (loss) income                              $     (4,191)        $      8,118        $     (1,839)        $    (13,111)

     Net (loss) income per basic  and
     diluted share                                  $      (0.36)        $       0.71        $      (0.17)        $      (1.19)


     Weighted average number of basic and
     diluted shares outstanding                       11,516,185           11,383,411          11,032,886           11,032,886



     In the thirteen weeks ended June 30, 2001, the Company recorded an impairment of long-lived assets in the amount of $23,377 (see Note 3.o.), increased the valuation allowance on deferred taxes by $9,565 to fully reserve the net deferred tax assets (see Note 13) and recorded an other than temporary loss on its investment in Avatex in the amount of $4,248 (see Note 3.i.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, continued)
--------------------------------------------------------------------------------

18.  (LOSS) INCOME PER SHARE

     Basic earnings per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. The diluted earnings (loss) per share calculation assumes the conversion of dilutive stock options and warrants into common shares. The earnings per share calculations for all periods are as follows:


                                                                 Fifty-two          Fifty-two          Fifty-three
                                                                weeks ended        weeks ended         weeks ended
                                                                June 30, 2001       July 1, 2000        July 3, 1999
                                                              ---------------    ----------------    ----------------
       BASIC (LOSS) EARNINGS PER SHARE
       Net (loss) income available for common shares           $    (48,795)        $    (11,023)        $        596
       Basic weighted average common shares outstanding          10,886,359           11,241,342           11,522,800
       Basic earnings (loss) per share                         $      (4.48)        $       (.98)        $        .05

       DILUTED (LOSS) EARNINGS PER SHARE
       Net (loss) income available for common shares           $    (48,795)        $    (11,023)        $        596
       Diluted weighted average common shares                    10,886,359           11,241,342           11,570,955
       Diluted earnings per share                              $      (4.48)        $       (.98)        $        .05


     There were 4,893,567, 4,346,300 and 3,710,234 options for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999, respectively, and 1,250,000 warrants for the fifty-two weeks ended June 30, 2001, the fifty-two weeks ended July 1, 2000 and the fifty-three weeks ended July 3, 1999 excluded from the calculation of diluted (loss) income per share as they would have had an anti-dilutive effect on (loss) income per share.

19.  LITIGATION

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

20.  BUSINESS COMBINATIONS

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
                                                =======

     The following supplemental pro forma information is presented as though the companies combined at the beginning of the respective periods:

                                                      Fifty-three weeks
                                                      Ended July 3, 1999
                                                     --------------------

     Sales                                               $  1,337,222
                                                         ============
     Net loss                                            $     (7,983)
                                                         ============
     Basic and diluted loss per common share             $       (.69)
                                                         ============

     Pharmhouse operated 32 discount drug stores in eight mid-Atlantic and New England states under the names "Pharmhouse" and "Rx Place".

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at     Charged to                        Balance at
                                               beginning       costs and      Deductions-         end of
         Description                           of period        expense       Charge-offs         period
         -----------                           ---------       ---------      -----------       ----------
         Allowance for doubtful accounts
         -------------------------------
         53 weeks ended July 3 1999             $  1,402        $  2,097        $ (1,755)        $  1,744

         52 weeks ended July 1, 2000               1,744           4,049          (4,289)           1,504

         52 weeks ended June 30, 2001              1,504           1,607          (1,657)           1,454


         Inventory shrink reserve
         ------------------------
         53 weeks ended July 3, 1999               3,924           9,741          (7,839)           5,826

         52 weeks ended July 1, 2000               5,826          11,155         (12,800)           4,181

         52 weeks ended June 30, 2001              4,181          14,353         (13,382)           5,152

