Form 10-Q
period 2001-09-29
PHAR MOR INC
filed 2001-11-13
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X     Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
--------- Exchange Act of 1934

          For the quarterly period ended September 29, 2001 Commission File Number 0-27050
                 -------

          Transition report pursuant to Section 13 or 15(d) of the Securities --------- Exchange Act of 1934

          For the transition period from           to
                                         ---------    ---------


                                 PHAR-MOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                          25-1466309
------------------------------------------------           ---------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


         20 Federal Plaza West, Youngstown, Ohio            44501-0400
------------------------------------------------           ---------------------
         (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code:        (330) 746-6641
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

On November 2, 2001, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,482,424 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001


                                    I N D E X


                                                                            Page
--------------------------------------------------------------------------------

Part I: Financial Information

        Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 29, 2001
          and June 30, 2001                                                    3

          Condensed Consolidated Statements of Operations for the Thirteen
          Weeks Ended September 29, 2001 and September 30, 2000                4

          Condensed Consolidated Statements of Cash Flows for the Thirteen
          Weeks Ended September 29, 2001 and September 30, 2000                5

          Notes to Condensed Consolidated Financial Statements                 6

        Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Part II: Other Information

        Item 1. Legal Proceedings                                             14
        Item 2. Changes in Securities                                         14
        Item 3. Defaults Upon Senior Securities                               14
        Item 4. Submission of Matters to a Vote of Security Holders           14
        Item 5. Other Information                                             14
        Item 6. Exhibits and Reports on Form 8-K                              14
        Signatures                                                            15
        Exhibit Index                                                         16


                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


ASSETS                                                             (Unaudited)
                                                                  September 29,        June 30,
                                                                      2001               2001
                                                                      ----               ----
Current assets:
  Cash and cash equivalents                                         $ 10,964           $ 14,393
  Marketable securities                                                    9                143
  Accounts receivable - net                                           20,414             25,495
  Merchandise inventories                                            156,416            186,226
  Prepaid expenses and other current assets                            5,790              6,595
                                                                    --------           --------
          Total current assets                                       193,593            232,852

Property and equipment - net                                          56,198             67,044
Goodwill                                                               3,925              3,925
Investments                                                            3,155              3,233
Investment in Avatex                                                     583                789
Other assets                                                           5,653              5,593
                                                                    --------           --------
          Total assets                                              $263,107           $313,436
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                                  $    993           $ 78,148
  Accrued expenses and other current liabilities                      14,556             33,387
  Current portion of long-term debt and capital lease                  1,584              7,838
   obligations                                                      --------           --------
          Total current liabilities                                   17,133            119,373

Liabilities subject to compromise                                    152,435                 --
Long-term debt and capital lease obligations                         102,456            160,791
Long-term self insurance reserves                                      5,108              5,503
Deferred rent and unfavorable lease liability - net                   12,883              9,395
                                                                    --------           --------
          Total liabilities                                          290,015            295,062
                                                                    --------           --------

Commitments and contingencies                                             --                 --
Minority interests                                                       535                535
                                                                    --------           --------

Stockholders' (deficiency) equity:
  Preferred stock                                                         --                 --
  Common stock                                                           122                122
  Additional paid-in capital                                          90,326             90,326
  Stock options outstanding                                            1,881              1,881
  Retained deficit                                                  (113,089)           (67,807)
                                                                    --------           --------
                                                                     (20,760)            24,522
  Less: equity, through investment in Avatex, in cost
   of common stock of the Company held by Avatex, Inc.                (6,683)            (6,683)
                                                                    --------           --------
        Total stockholders' (deficiency) equity                      (27,443)            17,839
                                                                    --------           --------

        Total liabilities and stockholders' (deficiency)            $263,107           $313,436
           equity                                                   ========           ========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                 Thirteen              Thirteen
                                                                                Weeks Ended           Weeks Ended
                                                                            September 29, 2001    September 30, 2000
                                                                            ------------------    ------------------
Sales                                                                             $ 279,951            $ 308,187

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                                            236,227              255,278
  Selling, general and administrative expenses                                       49,848               50,422
  Depreciation and amortization                                                       3,712                5,374
                                                                                   --------             --------
Loss before interest expense, investment loss,
  reorganization items and equity in loss of affiliates                              (9,836)              (2,887)

Interest expense                                                                     (3,929)              (5,033)
Investment loss                                                                          (3)                (492)
                                                                                   --------             --------
Loss before reorganization items and equity in loss of                              (13,768)              (8,412)
affiliates

Reorganization items                                                                (31,228)                --
Equity in loss of affiliates                                                           (286)                 (90)
                                                                                   --------             --------
Net loss                                                                           $(45,282)            $ (8,502)
                                                                                   ========             ========


Loss per basic and diluted common share                                             $ (4.21)             $ ( .77)
                                                                                   ========             ========

Weighted average number of basic and diluted common shares
outstanding                                                                      10,764,004           11,019,871


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Thirteen                 Thirteen
                                                                                 Weeks Ended             Weeks Ended
                                                                              September 29, 2001      September 30, 2000
                                                                              ------------------      ------------------
OPERATING ACTIVITIES
  Net loss                                                                         $(45,282)               $ (8,502)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                                                    3,622                   4,546
      Amortization of video rental tapes                                               --                       519
      Impairment of long-lived assets                                                12,360                    --
      Write-down inventory to expected liquidation value                             15,895                    --
      Amortization of deferred financing costs and goodwill                             499                     377
      Deferred rent and unfavorable lease liability                                    (273)                   (343)
      Equity in loss of affiliates                                                      286                      90
    Changes in assets and liabilities:
      Accounts receivable                                                             5,511                  (5,038)
      Marketable securities                                                             134                     503
      Merchandise inventories                                                        13,915                 (17,687)
      Prepaid expenses                                                                  805                    (314)
      Other assets                                                                     (758)                   (264)
      Accounts payable                                                               19,497                   5,258
      Accrued expenses and other current liabilities                                 (3,181)                 (5,622)
                                                                                   --------                --------
  Net cash provided by (used for) operating activities                               23,030                 (26,477)
                                                                                   --------                --------

INVESTING ACTIVITIES
  Additions to rental videotapes                                                       --                      (337)
  Additions to property and equipment                                                (1,375)                 (1,251)
  Investment in equity securities                                                      --                      (107)
                                                                                   --------                --------
  Net cash used for investing activities                                             (1,375)                 (1,695)
                                                                                   --------                --------

FINANCING ACTIVITIES
  (Payments) borrowings under revolving credit facility, net                         (7,016)                 26,890
  Debt issuance cost                                                                 (1,511)                   --
  (Decrease) increase in bank overdrafts, net                                       (13,829)                    928
  Principal payments on long-term debt                                               (1,989)                   (502)
  Principal payments on capital lease obligations                                      (739)                 (1,099)
                                                                                   --------                --------
  Net cash (used for) provided by financing activities                              (25,084)                 26,217
                                                                                   --------                --------

  Decrease in cash and cash equivalents                                              (3,429)                 (1,955)
  Cash and cash equivalents, beginning of period                                     14,393                  16,752
                                                                                   --------                --------
  Cash and cash equivalents, end of period                                         $ 10,964                $ 14,797
                                                                                   ========                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 29, 2002.

     The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note
     2) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Credit Facility (as defined below in Note 3) should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan.

2.   BANKRUPTCY

     On September 24, 2001, the Company and eight of its subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-44007 (REG) through 01-44015 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of November 12, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

     As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal Year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

     As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if the required number of creditors and equity holders does not accept such plan within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. The Bankruptcy Court, upon certain findings being made by the Bankruptcy Court that are required by the Bankruptcy Code, must confirm a plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

     Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     Management determined that the reorganization was necessary to address operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

     As part of the restructuring, Phar-Mor plans to close approximately 65 of its 139 stores. These stores have been identified as either under-performing or outside the Company's core markets. The decision to close the 65 stores resulted in an impairment charge of $12,360, recorded in the thirteen weeks ended September 29, 2001, to reduce the long-lived assets of the 65 stores to their net realizable value. The Company will focus continuing operations on the approximately 74 remaining stores, while reducing corporate overhead and solidifying its position in the market it serves. During the thirteen weeks ended September 29, 2001, the Company identified certain store and corporate employee positions that would be terminated as part of the reorganization resulting in severance costs recorded in the amount of $1,485. On October 3, 2001 the Company sold its pharmacy prescription files for the stores that will close through a court approved auction for $23,475. The Company also sold the pharmacy inventory in the closing stores as part of the pharmacy prescription file sale for $8,619, 100% of cost, and sold the remaining inventory in the closing stores to a liquidator on October 11, 2001 for approximately 65% of cost, estimated at $31,000. The Company recorded a write-down of $15,895 in the thirteen weeks ended September 29, 2001 to reduce the inventory to its net realizable value.

     In October 2001, the NASDAQ notified the Company that as a result of the Company's bankruptcy, the Company's securities would be delisted from the NASDAQ as of 10/10/2001, subject to the Company's right of appeal. The Company has determined not to appeal the NASDAQ's decision but will consider, when appropriate, making application to be listed on the OTC Bulletin Board.

3.   Debtor-in-Possession Credit Facility

     On September 24, 2001, the Company secured a $135 million Debtor-in-Possession ("DIP") Credit Facility through Fleet Retail Finance, the Company's principal secured lender, which will be used to fund the Company's operations through the reorganization process. The DIP Credit Facility received final approval from the Bankruptcy Court on October 23, 2001.

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

4.   LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise as of September 29, 2001 were as follows:

          Accounts payable                                     $83,561
          Unsecured senior notes                                41,312
          Accrued expenses                                      15,540
          Capital lease obligations                              7,110
          Term debt                                              4,912
                                                              --------
                                                              $152,435
                                                              ========

     Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured liabilities as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession.

5.   REORGANIZATION ITEMS

     Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the thirteen weeks ended September 29, 2001 (See Note 2 for a description of significant reorganization items):


          Impairment of long-lived assets                                $12,360
          Write-down inventory to expected liquidation value              15,895
          Severance costs                                                  1,485
          Professional fees                                                  636
          Other                                                              852
                                                                         -------
          Total provision for reorganization                             $31,228
                                                                         =======

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. After giving consideration to the guidance provided by SFAS No. 141, we do not believe that the adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows for fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company is currently assessing but has not determined the impact of SFAS No. 142, effective June 30, 2002, on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of this standard prospectively beginning June 30, 2002 and does not expect the adoption to have a material impact on its financial position or results of operations.

7.   LITIGATION

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material impact of the Company's consolidated financial position, results of operations or cash flows.

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all dollar amounts in thousands)

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and footnotes presented in this report.

CHAPTER 11 FILING

On September 24, 2001 the Company and eight of its subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-44007 (REG) through 01-44015 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of November 12, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal Year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. The Bankruptcy Court, upon certain findings being made by the Bankruptcy Court that are required by the Bankruptcy Code, must confirm a plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

Management determined that the reorganization was necessary to address operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

In October 2001, the NASDAQ notified the Company that as a result of the Company's bankruptcy, the Company's securities would be delisted from the NASDAQ as of 10/10/2001, subject to the Company's right of appeal. The Company has determined not to appeal the NASDAQ's decision but will consider, when appropriate, making application to be listed on the OTC Bulletin Board.

STORE CLOSINGS

As part of the restructuring, Phar-Mor plans to close approximately 65 of its 139 stores. These stores have been identified as either under-performing or outside the Company's core markets. The Company will focus continuing operations on the approximately 74 remaining stores, while reducing corporate overhead and solidifying its position in the market it serves. On October 3, 2001 the Company sold its pharmacy prescription files for the stores that will close through a court approved auction for $23,475. The Company also sold the pharmacy inventory in the closing stores as part of the pharmacy prescription file sale for $8,619, 100% of cost, and sold the remaining inventory in the closing stores to a liquidator on October 11, 2001 for approximately 65% of cost, estimated at $31,000.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report contain "forward-looking" information that involves risk and uncertainty, including our ability to continue as a going concern, the timeframe for filing a plan of reorganization, our planned store closings, the adequacy of our DIP financing, our reduction of corporate overhead, solidifying our market position and our attempt to manage interest rate risk. This forward-looking information is based upon a number of assumptions including assumptions relating to our successful negotiations with creditors, a plan of reorganization will be timely proposed or consummated, future profitable operations, the ability to generate cash from operations and financing sources sufficient to meet obligations, general economic conditions, current and future markets for the Company's products, demand for the Company's products and performance of internal plans. Actual results and future trends may differ materially depending on a variety of factors, including those factors contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 29, 2001 versus
    Thirteen Weeks Ended September 30, 2000

Total and comparable store sales for the first quarter of fiscal year 2002 ("Fiscal 2002") decreased 9.2% compared to the first quarter of fiscal year 2001 ("Fiscal 2001"). Comparable store pharmacy sales increased 4.3% while comparable store front-end sales decreased 15.7%. Front-end sales were affected by interruptions in supply in September prior to and after the Company's bankruptcy filing on September 24, 2001. The Company did not advertise the last two weeks in September as a result of the difficulty in obtaining sufficient quantities of goods for products featured in its weekly advertising circulars.

Cost of sales as a percentage of sales was 84.4% in Fiscal 2002 compared to 82.8% in Fiscal 2001, an increase of 1.6% of sales. The increase was primarily due to lower vendor allowances for promotional activity and higher occupancy costs as a percentage of sales due to the decrease in sales.

Selling, general and administrative expenses as a percentage of sales were 17.8% in Fiscal 2002 compared to 16.4% in Fiscal 2001, an increase of 1.4% of sales. This increase was primarily due to higher store wages as a percentage of sales due primarily to the decrease in sales and higher utility costs.

The Company recorded $31,228 in reorganization items in connection with Company's bankruptcy filing on September 24, 2001 and the planned closing of 65 of the Company's stores. The reorganization items consisted of the following:

          Impairment of long-lived assets                                $12,360
          Write-down inventory to expected liquidation value              15,895
          Severance costs                                                  1,485
          Professional fees                                                  636
          Other                                                              852
                                                                         -------
          Total provision for reorganization                             $31,228
                                                                         =======

Depreciation and amortization expense was $3,712 in Fiscal 2002 compared to $5,374 in Fiscal 2001, a decrease of $1,662. The decrease was primarily due to lower depreciation expense in the 30 stores that the Company recorded an impairment of the fixed assets at June 29, 2001 and a $591 reduction in video rental tape amortization due to the elimination of the video rental departments in March 2001.

Interest expense was $3,929 in Fiscal 2002 compared to interest expense of $5,033 in Fiscal 2001, a $1,104 decrease. The decrease in interest expense was due to lower interest expense on the senior notes due to the repurchase of $40,001 in senior notes in Fiscal 2001 partially offset by increased borrowings under the revolving credit facility.

Equity in loss of affiliates increased from a $90 loss in Fiscal 2001 to a $286 loss in Fiscal 2002, primarily due a decrease in the net income of Avatex in Fiscal 2002 compared to Fiscal 2001.


FINANCIAL CONDITION AND LIQUIDITY (all dollar amounts in thousands)

The Company's liquidity position deteriorated in the first quarter of fiscal year 2002 primarily due to a reduction in trade accounts payable due to a reduction in credit terms from the Company's suppliers that resulted in a significant deficiency in cash necessary for operating activities. As described above under "Chapter 11 Filing," on September 24, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

On September 24, 2001 the Company secured a $135 million Debtor-in-Possession ("DIP") Credit Facility through Fleet Retail Finance, the Company's principal secured lender, which will be used to fund the Company's operations through the reorganization process. The DIP Credit Facility received final approval from the Bankruptcy Court on October 23, 2001.

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

Unused availability under the DIP Credit Facility, after subtracting amounts used for outstanding letters of credit, was $33,772 at September 29, 2001.


Thirteen weeks ended September 29, 2001

During the thirteen weeks ended September 29, 2001, the Company's cash position decreased by $3,429. Net cash provided by operating activities was $23,030. The major sources of cash from operating activities were a decrease in inventories of $13,915 and an increase in accounts payable of $19,497 due primarily to the disruption in merchandise receipts and payments of accounts payable resulting from the Company's bankruptcy filing on September 24, 2001. These were partially offset by a net loss of $45,282 less non-cash charges for depreciation of $3,622, impairment of long-lived assets of $12,360, the write-down of inventory to expected liquidation value of $15,895 and amortization of deferred financing costs and goodwill of $499.

Capital expenditures of $1,375 were paid for with borrowings under the Company's revolving credit facility.

Net cash used by financing activities of $25,084 consisted of repayments of the revolving credit facility of $7,016, debt issuance cost of $1,511, decreases in bank overdrafts of $13,829, principal payments on lease obligations of $739 and principal payments on long-term debt of $1,989.

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


Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. After giving consideration to the guidance provided by SFAS No. 141, we do not believe that the adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows for fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company is currently assessing but has not determined the impact of SFAS No. 142, effective June 30, 2002, on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of this standard prospectively beginning June 30, 2002 and does not expect the adoption to have a material impact on its financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               On September 24, 2001, the Debtors filed their voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Ohio, Case Nos. 01-44007 (REG) through 01-44015
               (REG). All civil litigation commenced against the Debtors prior to that date has been stayed by operation of law.

ITEM 2. CHANGES IN SECURITIES

               None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               See Exhibit Index on page 11.

          (b)  Reports on Form 8-K

               The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 29, 2001

               A Current Report on Form 8-K reporting one item under Item 3 - Bankruptcy or Receivership and one item under Item 7(c) was filed on September 24, 2001.

               A Current Report on Form 8-K reporting one item under Item 5 - Other Events one item under Item 7(c) was filed on November 11, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  November 12, 2001                 By: /s/ Martin S. Seekely
                                            -------------------------
                                                 Martin S. Seekely
                                                 Vice President and Chief
                                                   Financial Officer



Date:  November 12, 2001                 By: /s/ John R. Ficarro
                                            -----------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                   Administrative Officer

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

*3.1             Amended and Restated Articles of Incorporation

**3.2            Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

***10.1 Loan and Security Agreement dated September 24, 2001 by and among the financial institutions listed on the signature pages therein, Fleet Retail Finance, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc.,Phar-Mor of Virginia, Inc., Phar-Mor of Wisconsin, Inc., and Pharmhouse Corp

--------------------------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's Form 10-K, on October 15, 2001