Form 10-Q/A
period 2001-09-29
PHAR MOR INC
filed 2002-02-07
CIK 764960

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Phar-Mor, Inc. hereby amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001. This amendment reflects the restatement of our September 29, 2001 financial statements related to our equity investments in Chemlink Acquisition Corporation ("Chemlink") and Avatex Corporation ("Avatex").

On November 12, 2001 we issued our condensed consolidated financial statements for the thirteen weeks ended September 29, 2001. These financial statements included our equity in Chemlink's and Avatex's losses based on information provided to us by Chemlink and Avatex as of our filing date. Subsequent to the issuance of these financial statements, management determined that Chemlink and Avatex recognized additional losses over the amount previously reported to us which we understand was due to an impairment charge recorded against certain patents held by Chemlink.

As a result, we have restated our condensed consolidated financial statements for the three months ended September 29, 2001 to recognize an additional $2.4 million of equity in the losses of Chemlink and Avatex, the amount necessary to reduce both of the investments to zero. Because we do not have any commitment to provide future financial support to Chemlink or Avatex, under accounting principles generally accepted in the United States of America, we will not recognize our equity in any additional losses of Chemlink or Avatex.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                                    FORM 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001


                                    I N D E X

                                                                            Page
--------------------------------------------------------------------------------

Part I: Financial Information

        Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 29,
          2001(restated) and June 30, 2001                                     4

          Condensed Consolidated Statements of Operations for the Thirteen
          Weeks Ended September 29, 2001(restated) and September 30, 2000      5

          Condensed Consolidated Statements of Cash Flows for the Thirteen
          Weeks Ended September 29, 2001(restated) and September 30, 2000      6

          Notes to Condensed Consolidated Financial Statements                 7

        Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Part II: Other Information

        Item 1. Legal Proceedings                                             16
        Item 2. Changes in Securities                                         16
        Item 3. Defaults Upon Senior Securities                               16
        Item 4. Submission of Matters to a Vote of Security Holders           16
        Item 5. Other Information                                             16
        Item 6. Exhibits and Reports on Form 8-K                              16
        Signatures                                                            17
        Exhibit Index                                                         18



                                              PHAR-MOR, INC. AND SUBSIDIARIES
                                                   (Debtor-in-Possession)
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                         (Unaudited)

ASSETS
                                                            September 29,
                                                                 2001
                                                             (Restated-          June 30,
                                                             see Note 1)           2001
                                                              ---------            ----
Current assets:
  Cash and cash equivalents                                   $   10,964       $   14,393
  Marketable securities                                                9              143
  Accounts receivable - net                                       20,414           25,495
  Merchandise inventories                                        156,416          186,226
  Prepaid expenses and other current assets                        5,790            6,595
                                                              ----------       ----------

          Total current assets                                   193,593          232,852

Property and equipment - net                                      56,198           67,044
Goodwill                                                           3,925            3,925
Investments                                                        1,301            3,233
Investment in Avatex                                                --                789
Other assets                                                       5,653            5,593
                                                              ----------       ----------

          Total assets                                        $  260,670       $  313,436
                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                            $      993       $   78,148
  Accrued expenses and other current liabilities                  14,556           33,387
  Current portion of long-term debt and capital lease
    obligations                                                    1,584            7,838
                                                              ----------       ----------
          Total current liabilities                               17,133          119,373

Liabilities subject to compromise                                152,435             --
Long-term debt and capital lease obligations                     102,456          160,791
Long-term self insurance reserves                                  5,108            5,503
Deferred rent and unfavorable lease liability - net               12,883            9,395
                                                              ----------       ----------
          Total liabilities                                      290,015          295,062
                                                              ----------       ----------

Commitments and contingencies                                       --               --
Minority interests                                                   535              535
                                                              ----------       ----------

Stockholders' (deficiency) equity:
  Preferred stock                                                   --               --
  Common stock                                                       122              122
  Additional paid-in capital                                      90,326           90,326
  Stock options outstanding                                        1,881            1,881
  Retained deficit                                              (115,512)         (67,807)
                                                              ----------       ----------
                                                                 (23,183)          24,522
  Less: equity, through investment in Avatex, in cost
    of common stock of the Company held by Avatex, Inc.           (6,697)         (6,683)
                                                              ----------       ----------
     Total stockholders' (deficiency) equity                     (29,880)          17,839
                                                              ----------       ----------

     Total liabilities and stockholders' (deficiency) equity  $  260,670       $  313,436
                                                              ==========       ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.



                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 Thirteen
                                                               Weeks Ended
                                                           September 29, 2001       Thirteen
                                                              (Restated-see        Weeks Ended
                                                                  Note 1)        September 30, 2000
                                                           ------------------    ------------------

Sales                                                           $    279,951       $    308,187

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                             236,227            255,278
  Selling, general and administrative expenses                        49,848             50,422
  Depreciation and amortization                                        3,712              5,374
                                                                ------------       ------------
Loss before interest expense, investment loss,
  reorganization items and equity in loss of affiliates               (9,836)            (2,887)

Interest expense                                                      (3,929)            (5,033)
Investment loss                                                           (3)              (492)
                                                                ------------       ------------
Loss before reorganization items and equity in loss of
  affiliates                                                         (13,768)            (8,412)


Reorganization items                                                 (31,228)              --
Equity in loss of affiliates                                          (2,709)               (90)
                                                                ------------       ------------
Net loss                                                        $    (47,705)      $     (8,502)
                                                                ============       ============


Loss per basic and diluted common share                         $      (4.43)      $      ( .77)
                                                                ============       ============

Weighted average number of basic and diluted common shares
outstanding                                                       10,764,004         11,019,871


The accompanying notes are an integral part of these condensed consolidated financial statements.



                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Thirteen
                                                             Weeks Ended
                                                         September 29, 2001      Thirteen
                                                             (Restated-see      Weeks Ended
                                                                Note 1)      September 30, 2000
                                                         ------------------  ------------------
OPERATING ACTIVITIES
  Net loss                                                        $(47,705)      $ (8,502)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                                   3,622          4,546
      Amortization of video rental tapes                              --              519
      Impairment of long-lived assets                               12,360           --
      Write-down of inventory to expected net realizable value      15,895           --
      Amortization of deferred financing costs and goodwill            499            377
      Deferred rent and unfavorable lease liability                   (273)          (343)
      Equity in loss of affiliates                                   2,709             90
    Changes in assets and liabilities:
      Accounts receivable                                            5,511         (5,038)
      Marketable securities                                            134            503
      Merchandise inventories                                       13,915        (17,687)
      Prepaid expenses                                                 805           (314)
      Other assets                                                    (758)          (264)
      Accounts payable                                              19,497          5,258
      Accrued expenses and other current liabilities                (3,181)        (5,622)
                                                                  --------       --------
  Net cash provided by (used for) operating activities              23,030        (26,477)
                                                                  --------       --------

INVESTING ACTIVITIES
  Additions to rental videotapes                                      --             (337)
  Additions to property and equipment                               (1,375)        (1,251)
  Investment in equity securities                                     --             (107)
                                                                  --------       --------
  Net cash used for investing activities                            (1,375)        (1,695)
                                                                  --------       --------

FINANCING ACTIVITIES
  (Payments) borrowings under revolving credit facility, net        (7,016)        26,890
  Debt issuance cost                                                (1,511)          --
  (Decrease) increase in bank overdrafts, net                      (13,829)           928
  Principal payments on long-term debt                              (1,989)          (502)
  Principal payments on capital lease obligations                     (739)        (1,099)
                                                                  --------       --------
  Net cash (used for) provided by financing activities             (25,084)        26,217
                                                                  --------       --------

  Decrease in cash and cash equivalents                             (3,429)        (1,955)
  Cash and cash equivalents, beginning of period                    14,393         16,752
                                                                  --------       --------
  Cash and cash equivalents, end of period                        $ 10,964       $ 14,797
                                                                  ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(unaudited)
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
1.       RESTATEMENT

          On November 12, 2001 we issued our condensed consolidated financial statements for the thirteen weeks ended September 29, 2001. These financial statements included our equity in Chemlink Acquisition Corporation's ("Chemlink") and Avatex Corporation's ("Avatex") losses based on information provided to us by Chemlink and Avatex as of our filing date. Subsequent to the issuance of these financial statements, management determined that Chemlink and Avatex had recognized additional losses over the amount previously reported to us which we understand was due to an impairment charge recorded against certain patents held by Chemlink.

          As a result, we have restated our condensed consolidated financial statements for the three months ended September 29, 2001 to recognize an additional $2.4 million of equity in the losses of Chemlink and Avatex, the amount necessary to reduce both of the investments to zero. Because we do not have any commitment to provide future financial support to Chemlink or Avatex, under accounting principles generally accepted in the United States of America(herein referred to as "GAAP"), we will not recognize our equity in any additional losses of Chemlink or Avatex.

          A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share amounts):

                                                                         As Previously
                                                                           Reported          As Restated
         At September 29, 2001:
              Investments                                                 $   3,155       $    1,301
              Investment in Avatex                                              583                0
              Total assets                                                  263,107          260,670
              Retained deficit                                             (113,089)        (115,512)
              Total stockholders' deficiency                                (27,443)         (29,880)

         For the thirteen weeks ended Sepetember 29, 2001:
              Equity in loss of affiliates                                $    (286)      $   (2,709)
              Net loss                                                      (45,282)         (47,705)

         Basic and diluted loss per share for the thirteen weeks
              ended September 29, 2001                                    $   (4.21)      $    (4.43)


2.       BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by GAAP for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 29, 2002.

          The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 Cases(as defined in Note 3) and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note 3) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Credit Facility (as defined below in Note 4) should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan.

3.       BANKRUPTCY

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

          As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if the required number of creditors and equity holders does not accept such plan within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. The Bankruptcy Court, upon certain findings being made by the Bankruptcy Court that are required by the Bankruptcy Code, must confirm a plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could raise substantial doubt about the Company's existence as a going concern.

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


4.       Debtor-in-Possession Credit Facility

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

5.       LIABILITIES SUBJECT TO COMPROMISE

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


6.       REORGANIZATION ITEMS

          Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the thirteen weeks ended September 29, 2001 (See Note 2 for a description of significant reorganization items):

                  Impairment of long-lived assets                        $12,360
                  Write-down inventory to expected net realizable value   15,895
                  Severance costs                                          1,485
                  Professional fees                                          636
                  Other                                                      852
                                                                         -------
                  Total provision for reorganization                     $31,228
                                                                         =======

7.       NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. After giving consideration to the guidance provided by SFAS No. 141, we do not believe that the adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows for fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company is currently assessing but has not determined the impact of SFAS No. 142, effective June 30, 2002, on its financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of this standard prospectively beginning June 30, 2002 and does not expect the adoption to have a material impact on its financial position or results of operations.


8.       LITIGATION

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company has restated its financial statements as of and for the thirteen weeks ended September 29, 2001 to recognize additional losses in the Company's investments in Chemlink Acquisition Corporation and Avatex Corporation. The accompanying management's discussion and analysis gives effect to that restatement.

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

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. The Bankruptcy Court, upon certain findings being made by the Bankruptcy Court that are required by the Bankruptcy Code, must confirm a plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could raise substantial doubt concerning the Company's existence as a going concern.

Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved diputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

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

The reorganization items consisted of the following:

                  Impairment of long-lived assets                        $12,360
                  Write-down inventory to expected net realizable value   15,895
                  Severance costs                                          1,485
                  Professional fees                                          636
                  Other                                                      852
                                                                          ------
                  Total provision for reorganization                     $31,228
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

Equity in loss of affiliates increased from a $90 loss in Fiscal 2001 to a $2,709 loss in Fiscal 2002, primarily due an impairment charge recorded against certain patents held by Chemlink and an increase in the net loss of Avatex.


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

Thirteen weeks ended September 29, 2001

During the thirteen weeks ended September 29, 2001, the Company's cash position decreased by $3,429. Net cash provided by operating activities was $23,030. The major sources of cash from operating activities were a decrease in inventories of $13,915 and an increase in accounts payable of $19,497 due primarily to the disruption in merchandise receipts and payments of accounts payable resulting from the Company's bankruptcy filing on September 24, 2001. These were partially offset by a net loss of $47,705 less non-cash charges for depreciation of $3,622, impairment of long-lived assets of $12,360, the write-down of inventory to expected net realizable value of $15,895 and amortization of deferred financing costs and goodwill of $499.

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


Trends, Demands, Commitments, Events or Uncertainties (all dollar amounts in thousands)

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. After giving consideration to the guidance provided by SFAS No. 141, we do not believe that the adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows for fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company is currently assessing but has not determined the impact of SFAS No. 142, effective June 30, 2002, on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of this standard prospectively beginning June 30, 2002 and does not expect the adoption to have a material impact on its financial position or results of operations.

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




                                 PHAR-MOR, INC.


Date:  February 7, 2002                By:   /s/ Martin S. Seekely
                                          -------------------------
                                                 Martin S. Seekely
                                                 Vice President and Chief
                                                   Financial Officer



Date:  February 7, 2002                By:   /s/ John R. Ficarro
                                          -----------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                   Administrative Officer

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