Form 10-Q
period 2001-12-29
PHAR MOR INC
filed 2002-02-08
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X     Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
--------- Exchange Act of 1934

          For the quarterly period ended December 29, 2001 Commission File Number 0-27050
                 -------

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


     On February 1, 2002, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,482,424 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                                        PHAR-MOR, INC. AND SUBSIDIARIES
                                            (Debtor-in-Possession)

                                                  FORM 10-Q

                                      FOR THE QUARTER ENDED DECEMBER 29, 2001

                                                 I N D E X


                                                                            Page
--------------------------------------------------------------------------------
Part I:  Financial Information

        Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of  December 29,
          2001 and June 30, 2001                                               3

          Condensed Consolidated Statements of Operations for the
          Thirteen Weeks Ended December 29, 2001 and December 30, 2000         4

          Condensed Consolidated Statements of Operations for the
          Twenty-six Weeks Ended December 29, 2001 and December 30, 2000       5

          Condensed Consolidated Statements of Cash Flows for the
          Twenty-six Weeks Ended December 29, 2001 and December 30, 2000       6

          Notes to Condensed Consolidated Financial Statements                 7

        Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

Part II: Other Information

         Item 1.  Legal Proceedings                                           17
         Item 2.  Changes in Securities                                       17
         Item 3.  Defaults Upon Senior Securities                             17
         Item 4.  Submission of Matters to a Vote of Security Holders         17
         Item 5.  Other Information                                           17
         Item 6.  Exhibits and Reports on Form 8-K                            17
         Signatures                                                           18
         Exhibit Index                                                        19


                                       PHAR-MOR, INC. AND SUBSIDIARIES
                                            (Debtor-in-Possession)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)
                                                  (Unaudited)


ASSETS
                                                                   December 29,        June 30,
                                                                       2001              2001
                                                                       ----              ----
Current assets:
  Cash and cash equivalents                                          $   8,746       $  14,393
  Marketable securities                                                   --               143
  Accounts receivable - net                                             29,536          27,459
  Merchandise inventories                                              111,883         186,226
  Prepaid expenses and other current assets                              3,690           6,595
                                                                     ---------       ---------

          Total current assets                                         153,855         234,816

Property and equipment - net                                            52,080          67,044
Goodwill                                                                 3,851           3,925
Investments                                                              1,301           3,233
Investment in Avatex                                                      --               789
Other assets                                                             3,250           5,593
                                                                     ---------       ---------

          Total assets                                               $ 214,337       $ 315,400
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                                   $  24,413       $  80,112
  Accrued expenses and other current liabilities                        17,626          33,387
  Current portion of long-term debt and capital lease
   obligations                                                           2,894           7,838
                                                                     ---------       ---------

          Total current liabilities                                     44,933         121,337

Liabilities subject to compromise                                      165,428            --
Long-term debt and capital lease obligations                            29,235         160,791
Long-term self insurance reserves                                        4,974           5,503
Deferred rent and unfavorable lease liability - net                      6,118           9,395
                                                                     ---------       ---------
          Total liabilities                                            250,688         297,026
                                                                     ---------       ---------

Commitments and contingencies                                             --              --
Minority interests                                                         535             535
                                                                     ---------       ---------

Stockholders' (deficiency) equity:
  Preferred stock                                                         --              --
  Common stock                                                             122             122
  Additional paid-in capital                                            90,326          90,326
  Stock options outstanding                                              1,881           1,881
  Retained deficit                                                    (122,518)        (67,807)
                                                                     ---------       ---------
                                                                       (30,189)         24,522
  Less: equity, through investment in Avatex, in cost
    of common stock of the Company held by Avatex, Inc.                 (6,697)         (6,683)
                                                                     ---------       ---------
        Total stockholders' (deficiency) equity                        (36,886)         17,839
                                                                     ---------       ---------

        Total liabilities and stockholders' (deficiency) equity      $ 214,337       $ 315,400
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


                                                               Thirteen              Thirteen
                                                              Weeks Ended           Weeks Ended
                                                           December 29, 2001     December 30, 2000
                                                           -----------------     -----------------

Sales                                                           $    199,611       $    342,326

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                             171,951            283,053
  Selling, general and administrative expenses                        34,945             53,560
  Depreciation and amortization                                        3,284              4,924
                                                                ------------       ------------
(Loss) income from operations before interest expense,
  investment income (loss),reorganization items,
  equity in loss of affiliates and extraordinary item                (10,569)               789

Interest expense                                                      (1,288)            (5,382)
Investment income (loss)                                                   1             (3,359)
                                                                ------------       ------------
Loss before reorganization items, equity in loss of
  affiliates and extraordinary item                                  (11,856)            (7,952)


Reorganization items                                                   4,849               --
Equity in loss of affiliates                                            --               (1,303)
                                                                ------------       ------------
Loss before extraordinary item                                        (7,007)            (9,255)

Extraordinary item                                                      --               17,097
                                                                ------------       ------------
Net (loss) income                                               $     (7,007)      $      7,842
                                                                ============       ============

(Loss) income per basic and diluted common share:
  Loss before extraordinary gain                                $       (.65)      $       (.84)
  Extraordinary gain                                                    --                 1.56
                                                                ------------       ------------
  Net (loss) income                                             $       (.65)      $        .72
                                                                ============       ============

Weighted average number of basic and diluted common shares
outstanding                                                       10,758,441         10,932,841




The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      PHAR-MOR, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except per share amounts)
                                                  (Unaudited)


                                                               Twenty-six            Twenty-six
                                                              Weeks Ended           Weeks Ended
                                                           December 29, 2001     December 30, 2000
                                                           -----------------     -----------------

Sales                                                           $    479,562       $    650,513

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                             408,178            538,331
  Selling, general and administrative expenses                        84,793            103,982
  Depreciation and amortization                                        6,996             10,298
                                                                ------------       ------------
Loss from operations before interest expense, investment
  loss,reorganization items, equity in loss of affiliates
  and extraordinary item                                             (20,405)            (2,098)

Interest expense                                                      (5,207)           (10,404)
Investment loss                                                          (12)            (3,862)
                                                                ------------       ------------
Loss before reorganization items, equity in loss of
  affiliates and extraordinary item                                  (25,624)           (16,364)


Reorganization items                                                 (26,379)              --
Equity in loss of affiliates                                          (2,709)            (1,393)
                                                                ------------       ------------
Loss before extraordinary item                                       (54,712)           (17,757)

Extraordinary item                                                      --               17,097
                                                                ------------       ------------

Net loss                                                        $    (54,712)      $       (660)
                                                                ============       ============


Loss per basic and diluted common share:
  Loss before extraordinary gain                                $      (5.08)      $      (1.62)
   Extraordinary gain                                                   --                 1.56
                                                                ------------       ------------
  Net loss                                                      $      (5.08)      $       (.06)
                                                                ============       ============

Weighted average number of basic and diluted common shares
   outstanding                                                    10,761,222         10,976,356




                                    PHAR-MOR, INC. AND SUBSIDIARIES
                                          (Debtor-in-Possession)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)

                                                             Twenty-six          Twenty-six
                                                             Weeks Ended        Weeks Ended
                                                         December 29, 2001    December 30, 2000
                                                         -----------------    -----------------
OPERATING ACTIVITIES
  Net loss                                                        $(54,712)      $   (660)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                                   6,818          8,832
      Amortization of video rental tapes                              --              864
      Non cash reorganization items                                 19,969           --
      Amortization of deferred financing costs and goodwill            847          1,087
      Deferred rent and unfavorable lease liability                   (349)          (704)
      Equity in loss of affiliates                                   2,709          2,393
      Gain on extinguishment of debt                                  --          (17,097)
    Changes in assets and liabilities:
      Accounts receivable                                           (1,647)        (6,401)
      Marketable securities                                            143          2,862
      Merchandise inventories                                       57,949         (1,932)
      Prepaid expenses                                               2,905            411
      Other assets                                                     556         (1,166)
      Accounts payable                                              36,768          5,092
      Liabilities subject to compromise                             (1,116)          --
      Accrued expenses and other current liabilities                  (281)        (2,329)
                                                                  --------       --------
  Net cash provided by (used for) operating activities              70,559         (8,748)
                                                                  --------       --------

INVESTING ACTIVITIES
  Proceeds from the sale of equity securities                         --            3,500
  Additions to rental videotapes                                      --             (631)
  Additions to property and equipment                               (1,588)        (2,248)
  Proceeds on sale of property and equipment                         1,150             23
  Proceeds on the sale of pharmacy files                            23,475           --
  Investment in equity securities                                     --             (229)
                                                                  --------       --------
  Net cash provided by investing activities                         23,037            415
                                                                  --------       --------

FINANCING ACTIVITIES
  (Payments) borrowings under revolving credit facility, net       (84,495)        28,446
  Retirement of senior notes                                          --          (17,556)
  Debt issuance cost                                                (1,511)          --
  (Decrease) increase in bank overdrafts, net                       (9,672)           964
  Principal payments on long-term debt                              (2,181)          (990)
  Principal payments on capital lease obligations                   (1,384)        (2,062)
                                                                  --------       --------
  Net cash (used for) provided by financing activities             (99,243)         8,802
                                                                  --------       --------

  Decrease in cash and cash equivalents                             (5,647)           469
  Cash and cash equivalents, beginning of period                    14,393         16,752
                                                                  --------       --------
  Cash and cash equivalents, end of period                        $  8,746       $ 17,221
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

          The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the
          "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen and twenty-six weeks ended December 29, 2001 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 29, 2002.

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

2.       BANKRUPTCY

          On September 24, 2001, the Company and eight of its subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-44007 (REG) through 01-44015 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of February 1, 2002, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

          As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during calendar year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

          As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On January 11, 2002, the Bankruptcy Court granted the Company an additional 180 day extension of the period of exclusivity. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if the required number of creditors and equity holders does not accept such plan within the required period, any party in interest may subsequently submit its own plan of reorganization for the Debtors. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could raise substantial doubts concerning the Company's existence as a going concern.

          Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

          Management determined that the reorganization was necessary to address operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

          As part of the restructuring, Phar-Mor has closed 65 of its 139 stores. These stores were identified as either under-performing or outside the Company's core markets. The decision to close the 65 stores resulted in an impairment charge of $12,360, recorded in the thirteen weeks ended September 29, 2001, to reduce the long-lived assets of the 65 stores to their net realizable value. The Company will focus continuing operations on the 74 remaining stores, while reducing corporate overhead and solidifying its position in the market it serves. During the thirteen weeks ended September 29, 2001, the Company identified certain store and corporate employee positions that would be terminated as part of the reorganization resulting in severance costs recorded in the amount of $1,485. On October 3, 2001 the Company sold its pharmacy prescription files for the stores that closed through a court approved auction for $23,475 resulting in a gain of $21,148. The Company also sold the pharmacy inventory in the closing stores as part of the pharmacy prescription file sale for $8,619, 100% of cost, and sold the remaining inventory in the closing stores to a liquidator on October 11, 2001 for $30,630, approximately 65% of cost. The Company recorded write-downs of $499 and $16,394 in the thirteen and twenty-six weeks ended December 29, 2001, respectively, to reduce the inventory to its net realizable value. On December 1, 2001, the Company rejected the leases for the closed stores and recorded a reserve for lease rejection claims of $19,069 and eliminated deferred rent and unfavorable lease liabilities associated with the rejected leases totaling $6,689.

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

          Credit availability under the DIP Credit Facility at any time is the lesser of the Availability (as defined in the Facility) or $135,000. Maximum credit availability under the DIP Credit Facility declined to $100,000 on November 1, 2001 at the Company's election. The DIP Credit Facility establishes a first priority lien and security interest in all of the assets of the Company.

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

          Unused availability under the DIP Credit Facility, after subtracting amounts used for outstanding letters of credit, was $65,081 at December 29, 2001.

4.       LIABILITIES SUBJECT TO COMPROMISE

          Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise as of December 29, 2001 were as follows:

                  Accounts payable                                       $83,784
                  Unsecured senior notes                                  41,312
                  Lease rejection costs                                   19,069
                  Accrued expenses                                        14,136
                  Term debt                                                4,525
                  Capital lease obligations                                2,602
                                                                         -------
                                                                        $165,428
                                                                        ========

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

5.       REORGANIZATION ITEMS

          Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the thirteen and twenty six weeks ended December 29, 2001 (See Note 2 for a description of significant reorganization items):

                                                                         13 weeks ended     26 weeks ended
                                                                        December 29, 2001  December 29, 2001
                                                                        -----------------  -----------------

               Gain on sale of prescription files                               $ (21,148)         $ (21,148)
               Write-down inventory to expected net realizable value                  499             16,394
               Lease rejection costs, net                                          12,380             12,380
               Impairment of long-lived assets                                        (17)            12,343
               Professional fees                                                    2,644              3,280
               Severance and retention costs                                          593              2,078
               Other                                                                  200              1,052
                                                                                ---------           --------
               Total provision (credit) for reorganization                      $  (4,849)          $ 26,379
                                                                                =========           ========

6.       NEW ACCOUNTING PRONOUNCEMENTS

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

CHAPTER 11 FILING

On September 24, 2001 the Company and eight of its subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-44007 (REG) through 01-44015 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of February 1, 2002, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during calendar year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On January 11, 2002, the Bankruptcy Court granted the Company an additional 180 day extension of the period of exclusivity. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently submit its own plan of reorganization for the Debtors. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could raise substantial doubts concerning the Company's existence as a going concern.

Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

Management determined that the reorganization was necessary to address operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

STORE CLOSINGS

As part of the restructuring, Phar-Mor has closed 65 of its 139 stores. These stores were identified as either under-performing or outside the Company's core markets. The Company will focus continuing operations on the 74 remaining stores, while reducing corporate overhead and solidifying its position in the market it serves. On October 3, 2001 the Company sold its pharmacy prescription files for the stores that closed through a court approved auction for $23,475. The Company also sold the pharmacy inventory in the closing stores as part of the pharmacy prescription file sale for $8,619, 100% of cost, and sold the remaining inventory in the closing stores to a liquidator on October 11, 2001 for $30,630, approximately 65% of cost.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report contain "forward-looking" information that involves risk and uncertainty, including our ability to continue as a going concern, the timeframe for filing a plan of reorganization, the adequacy of our DIP financing, our reduction of corporate overhead, solidifying our market position and our attempt to manage interest rate risk. This forward-looking information is based upon a number of assumptions including assumptions relating to our successful negotiations with creditors, a plan of reorganization will be timely proposed or consummated, future profitable operations, the ability to generate cash from operations and financing sources sufficient to meet obligations, general economic conditions, current and future markets for the Company's products, demand for the Company's products and performance of internal plans. Actual results and future trends may differ materially depending on a variety of factors, including those factors contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 29, 2001 versus
    Thirteen Weeks Ended December 30, 2000

Total sales for the second quarter of fiscal year 2002 ("Fiscal 2002") decreased 41.7% compared to the second quarter of fiscal year 2001 ("Fiscal 2001"). Comparable store sales for the continuing 74 stores declined 16.4% from $226,481 in Fiscal 2001 to $189,361 in Fiscal 2002. Comparable store pharmacy sales increased 5.0% while comparable store front-end sales decreased 25.3%. Front-end sales were affected by interruptions in supply prior to and after the Company's bankruptcy filing on September 24, 2001. The Company did not advertise the first two weeks in October as a result of the difficulty in obtaining sufficient quantities of goods for products featured in its weekly advertising circulars.

Cost of sales as a percentage of sales was 86.1% in Fiscal 2002 compared to 82.7% in Fiscal 2001, an increase of 3.4% of sales. The increase was primarily due to lower product margins due to the decrease in higher margin front end sales, lower cash discounts, lower vendor allowances for promotional activity and higher occupancy costs as a percentage of sales due to the decrease in sales.

Selling, general and administrative expenses as a percentage of sales were 17.5% in Fiscal 2002 compared to 15.7% in Fiscal 2001, an increase of 1.8% of sales. This increase was primarily due to higher store wages as a percentage of sales due primarily to the decrease in sales, higher advertising costs and higher utility costs.

The Company recorded a net credit of $4,849 during the second quarter of fiscal year 2002 for reorganization items in connection with Company's bankruptcy filing on September 24, 2001 and the closing of 65 of the Company's stores.

The reorganization items consisted of the following:

        Gain on sale of prescription files                         $(21,148)
        Lease rejection costs, net                                   12,380
        Professional fees                                             2,644
        Severance and retention costs                                   593
        Write-down inventory to expected net realizable value           499
        Impairment of long-lived assets                                 (17)
        Other                                                           200
                                                                   --------
        Total provision for reorganization                         $ (4,849)
                                                                   ========

Depreciation and amortization expense was $3,284 in Fiscal 2002 compared to $4,924 in Fiscal 2001, a decrease of $1,640. The decrease was primarily due to lower depreciation expense in the 30 and 35 stores that the Company recorded an impairment of the fixed assets at June 29, 2001 and September 29, 2001, respectively, and a $345 reduction in video rental tape amortization due to the elimination of the video rental departments in March 2001.

Interest expense was $1,288 in Fiscal 2002 compared to interest expense of $5,382 in Fiscal 2001, a $4,094 decrease. The decrease in interest expense was primarily due to the elimination of interest expense on the senior notes due to the bankruptcy filing and decreased borrowings under the revolving credit facility.

The Company recorded an equity in loss of affiliates of $1,303 in Fiscal 2001. There was no equity loss in affiliates recorded in Fiscal 2002 since the Company's investment in its affiliates was reduced to zero in the thirteen weeks ended September 29, 2001.

The Company recorded an extraordinary gain on the early extinguishment of debt of $17,097 in Fiscal 2001 from the repurchase of $34,653 of its 11.72% senior notes.

Twenty-six Weeks Ended December 29, 2001 versus
    Twenty-six Weeks Ended December 30, 2000

Total sales for the twenty-six weeks ended December 29, 2001 decreased 26.3% compared to the twenty-six weeks ended December 30, 2000. Comparable store sales for the continuing 74 stores declined 12.2% from $430,097 for the twenty-six weeks ended December 30, 2000 to $377,488 for the twenty-six weeks ended December 29, 2001. Comparable store pharmacy sales increased 5.2% while comparable store front-end sales decreased 19.7%. Front-end sales were affected by interruptions in supply prior to and after the Company's bankruptcy filing on September 24, 2001. The Company did not advertise the last two weeks in September and the first two weeks in October as a result of the difficulty in obtaining sufficient quantities of goods for products featured in its weekly advertising circulars.

Cost of sales as a percentage of sales was 85.1% in the twenty-six weeks ended December 29, 2001 compared to 82.8% in the twenty-six weeks ended December 30, 2000, an increase of 2.3% of sales. The increase was primarily due to lower product margins due to the decrease in higher margin front end sales, lower cash discounts, lower vendor allowances for promotional activity and higher occupancy costs as a percentage of sales due to the decrease in sales.

Selling, general and administrative expenses as a percentage of sales were 17.7% in the twenty-six weeks ended December 29, 2001 compared to 16.0% in the twenty-six weeks ended December 30, 2000, an increase of 1.7% of sales. This increase was primarily due to higher store wages as a percentage of sales due primarily to the decrease in sales, higher advertising costs and higher utility costs.

The Company recorded a charge of $26,379 during the twenty-six weeks ended December 29, 2001 for reorganization items in connection with Company's bankruptcy filing on September 24, 2001 and the closing of 65 of the Company's stores.

The reorganization items consisted of the following:

        Gain on sale of prescription files                         $(21,148)
        Write-down inventory to expected net realizable value        16,394
        Lease rejection costs, net                                   12,380
        Impairment of long-lived assets                              12,343
        Professional fees                                             3,280
        Severance and retention costs                                 2,078
        Other                                                         1,052
                                                                   --------
        Total provision for reorganization                         $ 26,379
                                                                   ========

Depreciation and amortization expense was $6,996 in the twenty-six weeks ended December 29, 2001 compared to $10,298 in the twenty-six weeks ended December 30, 2000, a decrease of $3,302. The decrease was primarily due to lower depreciation expense in the 30 and 35 stores that the Company recorded an impairment of the fixed assets at June 29, 2001 and September 29, 2001, respectively and a $864 reduction in video rental tape amortization due to the elimination of the video rental departments in March 2001.

Interest expense was $5,207 in the twenty-six weeks ended December 29, 2001 compared to interest expense of $10,404 in the twenty-six weeks ended December 30, 2000, a $5,197 decrease. The decrease in interest expense was primarily due to the elimination of interest expense on the senior notes after September 24, 2001 due to the bankruptcy filing and decreased borrowings under the revolving credit facility.

Equity in loss of affiliates increased from a $1,393 loss in the twenty-six weeks ended December 30, 2000 to a $2,709 loss in the twenty-six weeks ended December 29, 2001, primarily due to a decrease in the net income of Avatex in the twenty-six weeks ended December 29, 2001 compared to the twenty-six weeks ended December 30, 2000 and an impairment of long lived asset charge recorded by one of the Company's affiliates.

The Company recorded an extraordinary gain on the early extinguishment of debt of $17,097 in the twenty-six weeks ended December 30, 2000 from the repurchase of $34,653 of its 11.72% senior notes.

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

Credit availability under the DIP Credit Facility at any time is the lesser of the Availability (as defined in the Facility) or $135,000. Maximum credit availability under the DIP Credit Facility declined to $100,000 on November 1, 2001 at the Company's election. The DIP Credit Facility establishes a first priority lien and security interest in all of the assets of the Company.

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

Unused availability under the DIP Credit Facility, after subtracting amounts used for outstanding letters of credit, was $65,081 at December 29, 2001.


Twenty-six weeks ended December 29, 2001

During the twenty six weeks ended December 29, 2001, the Company's cash position decreased by $5,647. Net cash provided by operating activities was $70,559. The major sources of cash from operating activities were a decrease in inventories of $57,949 due mainly to the liquidation of the inventory in the 65 stores closed during the period and an increase in accounts payable of $36,768 due primarily to the disruption in payments of accounts payable resulting from the Company's bankruptcy filing on September 24, 2001. These were partially offset by a net loss of $54,712 less non-cash charges for depreciation and amortization of $7,665 and non-cash reorganization items of $19,969.

Cash provided by investing activities consisted of proceeds on the sale of pharmacy files of $23,475 and proceeds on the sale of the equipment of the 65 stores closed during the period of $1,150. These were partially offset by capital expenditures of $1,588.

Net cash used by financing activities of $99,243 consisted of repayments of the revolving credit facility of $84,495, debt issuance cost of $1,511, decreases in bank overdrafts of $9,672, principal payments on lease obligations of $1,384 and principal payments on long-term debt of $2,181.

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


Recently issued accounting standards

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 11.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 29, 2001

                  A Current Report on Form 8-K reporting one item under Item 5 - Other Events one item under Item 7(c) was filed on October 11, 2001

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PHAR-MOR, INC.


Date:  February 8, 2002                By:   /s/ Martin S. Seekely
                                           -------------------------
                                                 Martin S. Seekely
                                                 Vice President and Chief
                                                  Financial Officer



Date:  February 8, 2002                By:   /s/ John R. Ficarro
                                          -----------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                  Administrative Officer

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