Form 10-Q
period 2002-03-30
PHAR MOR INC
filed 2002-05-06
CIK 764960

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X     Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
--------- Exchange Act of 1934

          For the quarterly period ended March 30, 2002 Commission File Number 0-27050
                 -------

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

On April 1, 2002, there were 12,240,865 shares of the registrant's common stock outstanding before deducting 1,482,424 shares which represent the Company's 25.2% equity interest in common stock of the Company owned by Avatex, Inc.

                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 30, 2002


                                    I N D E X


                                                                           Page
--------------------------------------------------------------------------------
Part I:  Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of  March 30,
              2002 and June 30, 2001                                          3

              Condensed Consolidated Statements of Operations for the
              Thirteen Weeks Ended March 30, 2002 and March 31, 2001          4

              Condensed Consolidated Statements of Operations for the
              Thirty-nine Weeks Ended March 30, 2002 and March 31, 2001       5

              Condensed Consolidated Statements of Cash Flows for the
              Thirty-nine Weeks Ended March 30, 2002 and March 31, 2001       6

              Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

Part II: Other Information

         Item 1.  Legal Proceedings                                          18
         Item 2.  Changes in Securities                                      18
         Item 3.  Defaults Upon Senior Securities                            18
         Item 4.  Submission of Matters to a Vote of Security Holders        18
         Item 5.  Other Information                                          18
         Item 6.  Exhibits and Reports on Form 8-K                           18
         Signatures                                                          19
         Exhibit Index                                                       20



                                                        PHAR-MOR, INC. AND SUBSIDIARIES
                                                             (Debtor-in-Possession)
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 (In thousands)
                                                                  (Unaudited)


ASSETS
                                                                     March 30,       June 30,
                                                                       2002            2001
                                                                       ----            ----
Current assets:
  Cash and cash equivalents                                          $  11,262       $  14,393
  Marketable securities                                                   --               143
  Accounts receivable - net                                             33,056          27,459
  Merchandise inventories                                              114,857         186,226
  Prepaid expenses and other current assets                              4,337           6,595
                                                                     ---------       ---------

          Total current assets                                         163,512         234,816

Property and equipment - net                                            48,645          67,044
Goodwill                                                                 2,934           3,925
Investments                                                              1,251           3,233
Investment in Avatex                                                      --               789
Other assets                                                             3,040           5,593
                                                                     ---------       ---------

          Total assets                                               $ 219,382       $ 315,400
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                                   $  24,689       $  80,112
  Accrued expenses and other current liabilities                        20,071          33,387
  Current portion of long-term debt and capital
   lease obligations                                                     2,894           7,838
                                                                     ---------       ---------

          Total current liabilities                                     47,654         121,337

Liabilities subject to compromise                                      164,616            --
Long-term debt and capital lease obligations                            44,736         160,791
Long-term self insurance reserves                                        4,906           5,503
Deferred rent and unfavorable lease liability - net                      5,999           9,395
                                                                     ---------       ---------
          Total liabilities                                            267,911         297,026
                                                                     ---------       ---------

Commitments and contingencies                                             --              --
Minority interests                                                         535             535
                                                                     ---------       ---------

Stockholders' (deficiency) equity:
  Preferred stock                                                         --              --
  Common stock                                                             122             122
  Additional paid-in capital                                            90,326          90,326
  Stock options outstanding                                              1,881           1,881
  Retained deficit                                                    (134,696)        (67,807)
                                                                     ---------       ---------
                                                                       (42,367)         24,522
  Less: equity, through investment in Avatex, in cost of common
    stock of the Company held by Avatex, Inc.                           (6,697)         (6,683)
                                                                     ---------       ---------
        Total stockholders' (deficiency) equity                        (49,064)         17,839
                                                                     ---------       ---------

        Total liabilities and stockholders' (deficiency) equity      $ 219,382       $ 315,400
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


                                                                  Thirteen              Thirteen
                                                                Weeks Ended           Weeks Ended
                                                               March 30, 2002        March 31, 2001
                                                               --------------        --------------

Sales                                                           $    181,693       $    300,175

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                             152,924            248,314
  Selling, general and administrative expenses                        33,338             50,704
  Depreciation and amortization                                        3,365              4,911
                                                                ------------       ------------
Loss from operations before interest expense,
interest income, investment loss, reorganization items,
  equity in income of affiliates and extraordinary item               (7,934)            (3,754)
Interest expense                                                      (1,147)            (3,977)
Interest income                                                          886                 11
Investment loss                                                          (49)               (63)
                                                                ------------       ------------
Loss before reorganization items, equity in income of
 affiliates and extraordinary item                                    (8,244)            (7,783)


Reorganization items                                                  (3,934)              --
Equity in income of affiliates                                          --                1,520
                                                                ------------       ------------
Loss before extraordinary item                                       (12,178)            (6,263)

Extraordinary item                                                      --                2,634
                                                                ------------       ------------
Net loss                                                        $    (12,178)      $     (3,629)
                                                                ============       ============

Loss per basic and diluted common share:
  Loss before extraordinary gain                                $      (1.13)      $       (.58)
  Extraordinary gain                                                    --                  .24
                                                                ------------       ------------
  Net loss                                                      $      (1.13)      $       (.34)
                                                                ============       ============

Weighted average number of basic and diluted common shares
outstanding                                                       10,758,441         10,810,801





The accompanying notes are an integral part of these condensed consolidated financial statements.


                         PHAR-MOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                  Thirty-nine         Thirty-nine
                                                                  Weeks Ended         Weeks Ended
                                                                 March 30, 2002      March 31, 2001
                                                                 --------------      --------------

Sales                                                             $    661,255       $    950,688

Less:
  Cost of goods sold, including occupancy and
      distribution costs                                               561,102            786,645
  Selling, general and administrative expenses                         118,131            154,686
  Depreciation and amortization                                         10,361             15,209
                                                                  ------------       ------------
Loss from operations before interest expense, interest
  income, investment loss, reorganization items, equity in
  (loss)income of affiliates and extraordinary item                    (28,339)            (5,852)

Interest expense                                                        (6,371)           (14,412)
Interest income                                                            903                 42
Investment loss                                                            (61)            (3,925)
                                                                  ------------       ------------
Loss before reorganization items, equity in (loss) income of
  affiliates and extraordinary item                                    (33,868)           (24,147)

Reorganization items                                                   (30,313)              --
Equity in (loss) income of affiliates                                   (2,709)               127
                                                                  ------------       ------------
Loss before extraordinary item                                         (66,890)           (24,020)

Extraordinary item                                                        --               19,731
                                                                  ------------       ------------

Net loss                                                          $    (66,890)      $     (4,289)
                                                                  ============       ============


Loss per basic and diluted common share:
  Loss before extraordinary gain                                  $      (6.22)      $      (2.20)
  Extraordinary gain                                                      --                 1.81
                                                                  ------------       ------------
  Net loss                                                        $      (6.22)      $       (.39)
                                                                  ============       ============

Weighted average number of basic and diluted common shares
   outstanding                                                      10,760,296         10,921,171



                         PHAR-MOR, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Thirty-nine       Thirty-nine
                                                               Weeks Ended       Weeks Ended
                                                             March 30, 2002     March 31, 2001
                                                             --------------     --------------
OPERATING ACTIVITIES
  Net loss                                                        $(66,890)      $ (4,289)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                                  10,132         13,092
      Amortization of video rental tapes                              --            1,137
      Non-cash reorganization items                                 20,551           --
      Amortization of deferred financing costs and goodwill          1,189          1,563
      Deferred rent and unfavorable lease liability                   (468)        (1,030)
      Equity in loss of affiliates                                   2,709           (127)
      Loss on other investment                                          50          1,000
      Gain on extinguishment of debt                                  --          (19,731)
    Changes in assets and liabilities:
      Accounts receivable                                           (4,442)        (1,546)
      Marketable securities                                            143          2,925
      Merchandise inventories                                       54,768         11,302
      Prepaid expenses                                               2,258           (343)
      Other assets                                                     407         (1,154)
      Accounts payable                                              37,732        (13,844)
      Liabilities subject to compromise                             (1,900)          --
      Accrued expenses and other current liabilities                 2,094         (9,455)
                                                                  --------       --------
  Net cash provided by (used for) operating activities              58,333        (20,500)
                                                                  --------       --------

INVESTING ACTIVITIES
  Proceeds from the sale of equity securities                         --            6,874
  Additions to rental videotapes                                      --             (871)
  Additions to property and equipment                               (1,727)        (3,382)
  Proceeds on sale of property and equipment                         1,246             23
  Proceeds on the sale of pharmacy files                            23,475           --
  Investment in equity securities                                     --             (229)
                                                                  --------       --------
  Net cash provided by investing activities                         22,994          2,415
                                                                  --------       --------

FINANCING ACTIVITIES
  (Payments) borrowings under revolving credit facility, net       (68,373)        44,453
  Retirement of senior notes                                          --          (20,270)
  Debt issuance cost                                                (1,511)          --
  Decrease in bank overdrafts, net                                 (10,360)        (3,557)
  Principal payments on long-term debt                              (2,299)        (1,265)
  Principal payments on capital lease obligations                   (1,915)        (3,210)
                                                                  --------       --------
  Net cash (used for) provided by financing activities             (84,458)        16,151
                                                                  --------       --------

  Decrease in cash and cash equivalents                             (3,131)        (1,934)
  Cash and cash equivalents, beginning of period                    14,393         16,752
                                                                  --------       --------
  Cash and cash equivalents, end of period                        $ 11,262       $ 14,818
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

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. In the opinion of management of Phar-Mor, Inc. (the "Company") and its subsidiaries, these interim financial statements contain all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 for additional disclosures, including a summary of the Company's accounting policies, which have not changed. Operating results for the thirteen and thirty-nine weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending June 29, 2002.

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note 2) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the condensed consolidated financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Credit Facility (as defined below in Note 3) should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan.

2.       BANKRUPTCY

         On September 24, 2001, the Company and eight of its subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-44007 (REG) through 01-44015 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of May 1, 2002, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

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

         As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On January 11, 2002, the Bankruptcy Court granted the Company an additional 180 day extension of the period of exclusivity through July 23, 2002. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if the required number of creditors and equity holders does not accept such plan within the required period, any party in interest may subsequently submit its own plan of reorganization for the Debtors. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors raise substantial doubt concerning the Company's existence as a going concern.

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

         During the thirteen weeks ended March 30, 2002 the Company decided to close one additional store. As a result the Company recorded write-downs of long-lived assets of $1,099 and inventory of $207 and a gain of $724 from the sale of the lease. The store closed in April 2002.

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

         Unused availability under the DIP Credit Facility, after subtracting amounts used for outstanding letters of credit, was $45,810 at March 30, 2002 and outstanding borrowings totaled $31,900.

4.       LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise as of March 30, 2002 were as follows:

                Accounts payable               $ 84,262
                Unsecured senior notes           41,312
                Lease rejection costs            19,069
                Accrued expenses                 12,873
                Term debt                         4,525
                Capital lease obligations         2,575
                                               --------
                                               $164,616
                                               ========

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


5.       REORGANIZATION ITEMS

         Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the thirteen and thirty-nine weeks ended March 30, 2002 (See Note 2 for a description of significant reorganization items):

                                                            13 weeks ended     39 weeks ended
                                                            March 30, 2002     March 30, 2002
                                                            --------------     --------------

        Gain on sale of prescription files                         $   --         $(21,148)
        Write-down inventory to expected net realizable value           207         16,601
        Impairment of long-lived assets                               1,099         13,442
        Lease rejection costs, net                                     --           12,380
        Professional fees                                             1,651          4,931
        Severance and retention costs                                 1,701          3,779
        Gain on sale of lease                                          (724)          (724)
        Other                                                          --            1,052
                                                                   --------       --------
        Total provision for reorganization                         $  3,934       $ 30,313
                                                                   ========       ========

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and footnotes presented in this report.

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

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On January 11, 2002, the Bankruptcy Court granted the Company an additional 180 day extension of the period of exclusivity through July 23, 2002. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently submit its own plan of reorganization for the Debtors. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors raise substantial doubt concerning the Company's existence as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with generally accepted accounting principals and include amounts based on management's prudent judgements and estimates. Actual results may differ from these estimates.

Management believes that any reasonable deviation from those judgements and estimates would not have a material impact on the company's consolidated financial position or results of operations. Some of the more significant estimates include liability insurance reserves, alowance for doubtful accounts and inventory shrinkage reserves. The company uses the following techniques to determine its estimates:

Liability insurance reserves -
         Incurred losses by policy year extended by historical growth factors to derive ultimate losses.

Allowance for doubtful accounts -
         Based on both specific receivables and historic write-off percents.

Inventory shrinkage reserves -
         Based primarily on historic shrink results on a individual store basis and adjusted based on periodic inventories taken throughout the year.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 30, 2002 versus
    Thirteen Weeks Ended March 31, 2001

Total sales for the third quarter of fiscal year 2002 ("Fiscal 2002") decreased 39.5% compared to the third quarter of fiscal year 2001 ("Fiscal 2001").

Comparable store sales for the continuing 74 stores declined 8.8% from $199,232 in Fiscal 2001 to $181,693 in Fiscal 2002. Comparable store pharmacy sales increased 4.7% while comparable store front-end sales decreased 15.6%.

Cost of sales as a percentage of sales was 84.2% in Fiscal 2002 compared to 82.7% in Fiscal 2001, an increase of 1.5% of sales. The increase was primarily due to lower product margins due to the decrease in higher margin front end sales and lower vendor allowances for promotional activity.

Selling, general and administrative expenses as a percentage of sales were 18.3% in Fiscal 2002 compared to 16.9% in Fiscal 2001, an increase of 1.4% of sales. This increase was primarily due to higher store wages as a percentage of sales, higher advertising costs and higher corporate wage costs as a percentage of sales.

The Company recorded a net charge of $3,934 during the third quarter of fiscal year 2002 for reorganization items in connection with Company's bankruptcy filing on September 24, 2001 including a provision for the closing of one of the Company's stores.

The reorganization items consisted of the following:

        Severance and retention costs                              $ 1,701
        Professional fees                                            1,651
        Impairment of long-lived assets                              1,099
        Gain on sale of lease                                         (724)
        Write-down inventory to expected net realizable value          207
                                                                   -------
        Total provision for reorganization                         $ 3,934
                                                                   =======

Depreciation and amortization expense was $3,365 in Fiscal 2002 compared to $4,911 in Fiscal 2001, a decrease of $1,546. The decrease was primarily due to lower depreciation expense as a result of the closure of 65 stores in the second quarter of fiscal year 2002, and a $273 reduction in video rental tape amortization due to the elimination of the video rental departments in March 2001.

Interest expense was $1,147 in Fiscal 2002 compared to interest expense of $3,977 in Fiscal 2001, a $2,830 decrease. The decrease in interest expense was primarily due to the elimination of interest expense on the senior notes due to the bankruptcy filing and decreased borrowings under the revolving credit facility.

The Company recognized $886 in interest income in Fiscal 2002 as a result of a favorable tax court decision relating to personal property taxes including interest for fiscal years 1993 through 1996.

The Company recorded an equity in income of affiliates of $1,520 in Fiscal 2001. There was no equity in loss of affiliates recorded in Fiscal 2002 since the Company's investment in its affiliates was reduced to zero in the thirteen weeks ended September 29, 2001.

The Company recorded an extraordinary gain on the early extinguishment of debt of $2,634 in Fiscal 2001 from the repurchase of $5,348 of its 11.72% senior notes.

Thirty-nine Weeks Ended March 30, 2002 versus
    Thirty-nine Weeks Ended March 31, 2001

Total sales for the thirty-nine weeks ended March 30, 2002 decreased 30.4% compared to the thirty-nine weeks ended March 31, 2001. Comparable store sales for the continuing 74 stores declined 11.1% from $629,329 for the thirty-nine weeks ended March 31, 2001 to $559,181 for the thirty-nine weeks ended March 30, 2002. Comparable store pharmacy sales increased 5.0% while comparable store front-end sales decreased 18.5%. Front-end sales were affected by interruptions in supply prior to and after the Company's bankruptcy filing on September 24, 2001. The Company did not advertise the last two weeks in September and the first two weeks in October as a result of the difficulty in obtaining sufficient quantities of goods for products featured in its weekly advertising circulars.

Cost of sales as a percentage of sales was 84.9% in the thirty-nine weeks ended March 30, 2002 compared to 82.7% in the thirty-nine weeks ended March 31, 2001, an increase of 2.2% of sales. The increase was primarily due to lower product margins due to the decrease in higher margin front end sales, lower vendor allowances for promotional activity and higher occupancy costs as a percentage of sales due to the decrease in sales.

Selling, general and administrative expenses as a percentage of sales were 17.9% in the thirty-nine weeks ended March 30, 2002 compared to 16.3% in the thirty-nine weeks ended March 31, 2001, an increase of 1.6% of sales. This increase was primarily due to higher store wages as a percentage of sales due primarily to the decrease in sales, higher advertising costs, higher utility costs and higher corporate wage costs as a percentage of sales.

The Company recorded a charge of $30,313 during the thirty-nine weeks ended March 30, 2002 for reorganization items in connection with Company's bankruptcy filing on September 24, 2001 and the closing of 66 of the Company's stores.

The reorganization items consisted of the following:

        Gain on sale of prescription files                         $(21,148)
        Write-down inventory to expected net realizable value        16,601
        Impairment of long-lived assets                              13,442
        Lease rejection costs, net                                   12,380
        Professional fees                                             4,931
        Severance and retention costs                                 3,779
        Gain on sale of lease                                          (724)
        Other                                                         1,052
                                                                   --------
        Total provision for reorganization                         $ 30,313
                                                                   ========

Depreciation and amortization expense was $10,361 in the thirty-nine weeks ended March 30, 2002 compared to $15,209 in the thirty-nine weeks ended March 31, 2001, a decrease of $4,848. The decrease was primarily due to lower depreciation expense as a result of the closure of 65 stores in the second quarter of fiscal year 2002 and a $1,137 reduction in video rental tape amortization due to the elimination of the video rental departments in March 2001.

Interest expense was $6,371 in the thirty-nine weeks ended March 30, 2002 compared to interest expense of $14,412 in the thirty-nine weeks ended March 31, 2001, a $8,041 decrease. The decrease in interest expense was primarily due to the elimination of interest expense on the senior notes after September 24, 2001 due to the bankruptcy filing and decreased borrowings under the revolving credit facility.

Equity in (loss) / income of affiliates decreased from an income of $127 in the thirty-nine weeks ended March 31, 2001 to a loss of $2,709 in the thirty-nine weeks ended March 30, 2002, primarily due to the net loss of Avatex in the thirty-nine weeks ended March 30, 2002 compared to the net income of Avatex in the thirty-nine weeks ended March 31, 2001 and an impairment of long-lived asset charge recorded by one of the Company's affiliates.

The Company recorded an extraordinary gain on the early extinguishment of debt of $19,731 in the thirty-nine weeks ended March 31, 2001 from the repurchase of $40,001 of its 11.72% senior notes.

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

Unused availability under the DIP Credit Facility, after subtracting amounts used for outstanding letters of credit, was $45,810 at March 30, 2002 and outstanding borrowings totaled $31,900.


Thirty-nine weeks ended March 30, 2002

During the thirty-nine weeks ended March 30, 2002, the Company's cash position decreased by $3,131. Net cash provided by operating activities was $58,333. The major sources of cash from operating activities were a decrease in inventories of $54,768 due mainly to the liquidation of the inventory in the 65 stores closed during the period and an increase in accounts payable of $37,732 due primarily to the disruption in payments of accounts payable resulting from the Company's bankruptcy filing on September 24, 2001. These were partially offset by a net loss of $66,890 less non-cash charges for depreciation and amortization of $11,321 and non-cash reorganization items of $20,551.

Cash provided by investing activities consisted of proceeds on the sale of pharmacy files of $23,475 and proceeds on the sale of equipment of $1,246. These were partially offset by capital expenditures of $1,727.

Net cash used by financing activities of $84,458 consisted of repayments of the revolving credit facility of $68,373, debt issuance cost of $1,511, decreases in bank overdrafts of $10,360, principal payments on lease obligations of $1,915 and principal payments on long-term debt of $2,299.

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page 11.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 30, 2002

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHAR-MOR, INC.


Date:  May 6, 2002                    By:   /s/ Martin S. Seekely
                                                -------------------------
                                                Martin S. Seekely
                                                Vice President and Chief
                                                  Financial Officer



Date:  May 6, 2002                    By:   /s/ John R. Ficarro
                                                -----------------------
                                                John R. Ficarro
                                                Senior Vice President and Chief
                                                  Administrative Officer

                                 PHAR-MOR, INC.

                                INDEX TO EXHIBITS


Exhibit No.
*3.1             Amended and Restated Articles of Incorporation

**3.2            Amended and Restated By-laws

*4.1 Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank & Trust Company

*4.2 Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National Bank

***10.1 Loan and Security Agreement dated September 24, 2001 by and among the financial institutions listed on the signature pages therein, Fleet Retail Finance, Inc., as agent, and Phar-Mor, Inc., Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio, Inc.,Phar-Mor of Virginia, Inc., Phar-Mor of Wisconsin, Inc., and Pharmhouse Corp

10.2 Amended and Restated Employment Agreement between Phar-Mor, Inc. and M. David Schwartz, dated February 15, 2002

10.3 Amended and Restated Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated February 15, 2002

10.4             Employment Agreement between Phar-Mor, Inc. and Martin S.
                 Seekely, dated February 15, 2002
--------------------------------------------------------------------------------
* Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

** Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 1, 1998

*** Previously filed in connection with the filing of Phar-Mor's Form 10-K, on October 15, 2001