Form 10-K
period 2002-06-29
PHAR MOR INC
filed 2002-10-15
CIK 764960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the fiscal year ended June 29, 2002     Commission File Number 0-27050


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from               to
                                     -------------

                                 PHAR-MOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           PENNSYLVANIA                                25-1466309
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


 20 FEDERAL PLAZA WEST, YOUNGSTOWN, OHIO               44501-0400
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:    (330) 746-6641
                                                     ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


 Title of Each Class                   Name of Each Exchange On Which Registered
 -------------------                   -----------------------------------------

Common Stock, Par Value $0.01 per share          None
Warrants to purchase Common Stock                None


          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   No
                                    ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES X   No
                          ---     ---

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 15, 2002 was $0 (based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System on such date). See Business Introduction.

As of close of business on September 30, 2002, 12,240,865 shares of the Registrant's Common Stock were outstanding.

PART I

ITEM 1. BUSINESS

INTRODUCTION

          Phar-Mor, Inc., a Pennsylvania corporation ("Phar-Mor" or the "Company"), operated a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, baby products, pet supplies, cosmetics, greeting cards, groceries, beer, wine, tobacco, soft drinks, seasonal and other general merchandise. As of June 29, 2002, the Company operated 73 stores in 8 states under the names of Phar-Mor, Rx Place and Pharmhouse. The Company has since closed all of its stores as of September 10, 2002 and ceased continuing operations. The Company continues to liquidate its remaining assets and certain bankruptcy court-required financial reports have been filed with the Securities and Exchange Commission ("SEC"). The Company's principal executive offices are located at 20 Federal Plaza West, Youngstown, Ohio 44501-0400. Unless otherwise stated, all statistics in this Item were compiled as of June 29, 2002.

          Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the SEC.

          Following the Company's Chapter 11 bankruptcy filing on September 24, 2001, the Nasdaq Stock Market immediately suspended trading in the Company's securities. On October 2, 2001, the NASDAQ notified the Company that as a result of the Company's bankruptcy it was delisting the Company's securities from the NASDAQ as of October 10, 2001, subject to the Company's right of appeal. The Company has determined not to appeal the NASDAQ'S decision.

          On March 27, 2002, the Bankruptcy Court, pursuant to the Company's Motion, issued an Order Enjoining the Transfer of Certain Stock in the Debtors Until Confirmation of the Plan of Reorganization on or after March 27, 2002. Copies of such Motion and Order were mailed to the shareholders of record on February 28, 2002 and March 29, 2002, respectively.

BANKRUPTCY

          On September 24, 2001, the Company and certain of its affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code to restructure their operations in an effort to return to profitability. On that same date, the Company secured a $135 million Debtor-In-Possession Revolving Credit Facility (the "DIP Credit Facility") financing through Fleet Retail Finance, the Company's principal secured lender, which was used to fund the Company's operations through its attempted reorganization process.

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

          Phar-Mor closed 65 of its 139 stores in November of 2001 after identifying these stores as either under-performing or outside the Company's core markets. The Company focused on continuing operations on the 74 remaining stores, while reducing corporate overhead and attempting to solidify its position in the markets it served. Based on continued losses, the Company and its Official Committee of General Unsecured Creditors determined in June 2002 that a sale or liquidation of the Company was in the best interest of all creditors and shareholders.

          On July 18, 2002, the Company entered into an Agency Agreement for the sale of substantially all of its inventory, pharmacy prescription files and fixed assets with a joint venture comprised of Hilco Merchant Resources, LLC and the Ozer Group, LLC. The joint venture was the highest bidder at a bankruptcy-court-approved auction held on July 16, 2002. The Agency Agreement was subsequently approved by the Bankruptcy Court and the Company is currently liquidating all of its remaining assets.

OPERATIONS

          The Company no longer has any continuing operations. In November 2001, 65 stores were closed and the remaining stores closed by September 10, 2002.

          Typically, stores were open 95 hours per week; pharmacies were typically open 77 hours per week. The average store had approximately 50 employees, including a store manager and department managers, a pharmacy manager and pharmacists, and office and cashier supervision. Overall, the Company had 3,580 employees at June 29, 2002. Approximately 195 warehouse and distribution center employees in Youngstown were members of the Teamsters Union under a contract which expires March 2, 2003. Thirty-four employees at the Company's Niles, Ohio store were members of the United Food and Commercial Workers Union under a contract which expires October 12, 2003. The Company's relationship with its union employees was good.

          The Company was committed to customer service and encouraged employees to be responsive to customer needs and concerns. The remerchandising and remodeling of stores (discussed below) was designed to make the customer's shopping experience easier and more enjoyable. The number of open checkout lanes was closely monitored to facilitate the efficient and comfortable checkout of customers. These philosophies were regularly communicated and reinforced by the Company to its employees.

          Thorough education and training in store operations was provided to employees at every level. Computer-based training, on and off-site training, video training and teleconferences were a few of the training methods used. The Company believed that such training enabled efficiency, understanding and responsiveness within store operations.

          The typical trade area for a Company store included approximately 105,000 people in 41,000 households within a radius of between five and seven miles. On average during the fiscal year ended June 29, 2002 ("Fiscal Year 2002"), each store served approximately 8,500 customers per week. The Company's customers were approximately 52% female, with a median age of 35.5 years, and a median household income of approximately $33,000. Approximately 24% of customer households had children 17 years old and under.

          Company stores accepted payment in cash, check, credit cards, debit cards and payment from third-party providers of prescription services.

          The Company's purchasing, pricing, advertising, merchandising, accounting and supervisory activities were centrally directed from Phar-Mor's corporate headquarters. The Company purchased substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements. McKesson HBOC, Inc. ("McKesson"), a pharmaceutical distributor, accounted for approximately 32% of the Company's purchases during Fiscal Year 2002. During Fiscal Year 2002, no other single vendor accounted for more than 10% of the Company's purchases. Substantially all of the products the Company sold were purchased from approximately 1,200 outside vendors. Alternative sources of supply were generally available for all products sold by the Company. The Company was heavily dependent on obtaining satisfactory trade payment terms from its vendors as a source of funding its inventory purchases.

MARKETING AND MERCHANDISING

          Phar-Mor's overall merchandising strategy was to offer (i) value to consumers by pricing its products below the prices charged by conventional drugstores and supermarkets and (ii) a broader array of products in each of its major product categories than was offered by mass merchant discounters. Phar-Mor's product strategy was focused on the traditional drugstore lines of prescription and over-the-counter drugs, health and beauty care products and cosmetics. Phar-Mor's stores also typically featured other product categories, including groceries, snacks and beverages, pet food and supplies, beer, wine and liquor (where permitted by law), tobacco, baby products, general merchandise, video and music sales. Phar-Mor was one of the leading retailers of film, vitamins, soft drinks and batteries in the United States.

          Ninety-five percent of the Company's advertising was print advertising, through circulars, newspapers, and point of sale materials. Newspaper advertisements and circulars appeared in major newspapers in most market areas. The Company advertised through 75 newspapers and mailers.

          Phar-Mor introduced the "Super Phar-Mor" concept during Fiscal Year 1997. In approximately 10,000 to 15,000 square feet, each "Super Phar-Mor" offered a variety of grocery items, including fresh, frozen, and refrigerated foods. The Company incorporated this concept into 40 stores. During the past six fiscal years, the Company also undertook a plan to remodel certain stores unable to accommodate the fresh, frozen and refrigerated foods included in the "Super Phar-Mor" concept due to their small size. This "four-wall" remodeling program included remerchandising the stores to provide a more convenient shopping experience by creating product adjacencies; adding new and color coded decor and enhancing signage throughout the store; and further enhancing the "store within a store" idea with its signature departments. The Company had completed sixteen of the "four-wall" remodel projects.

SALES

          The retail sale of traditional drugstore lines is a highly fragmented business, consisting of thousands of chain drugstores and independent drugstores that sell such products as well as mass merchandisers who sell such products as part of their overall product lines. In Fiscal Year 2002, revenues from sales of the Company's traditional drugstore products (i.e., prescription drugs, over-the-counter drugs, health and beauty care products, cosmetics and greeting cards) averaged, on an annual basis, approximately $5.6 million per store and all other merchandise averaged, on an annual basis, approximately $3.6 million per store. The Company generated approximately $518.6 million in traditional drugstore product revenues and approximately $327.7 million in revenues from the sale of groceries and general merchandise in its stores in Fiscal Year 2002.

          Set forth below is the percentage of sales by principal category of products for the last three fiscal years.


                                                       FISCAL YEAR ENDED
                                                       -----------------
                                       June 29, 2002     June 30, 2001    July 1, 2000
                                       -------------     -------------    ------------
CATEGORY

Prescription, Health and                   61.3%             58.8%           58.0%
  Beauty Care Products,
  Cosmetics and Greeting Cards

All Other Merchandise                      38.7%             41.2%           42.0%



          The Company's business was seasonal to a certain extent. The highest volume of sales and net income usually occurred in the second fiscal quarter (generally October, November and December) due to seasonal sales for the Christmas holiday for greeting cards, general merchandise and grocery products. The following table summarizes the Company's sales by quarter during Fiscal Year 2002, which sales were impacted by the closing of 65 stores in November 2001.

                       SALES BY QUARTER DURING FISCAL YEAR 2002

                                                                   Percentage of
                                                                    Total Sales
                                                                    -----------
                                    First Quarter                     33.0%
                                    Second Quarter                    23.6%
                                    Third Quarter                     21.5%
                                    Fourth Quarter                    21.9%
                                                                     ------
                                                                     100.0%
                                                                     ======
COMPETITION

          Phar-Mor's stores competed primarily with conventional drugstores, supermarkets and mass merchant discounters. Many of these companies had greater financial resources than Phar-Mor. Phar-Mor competed with conventional drugstores by offering a broader product selection and generally lower prices than traditional drugstore lines. Phar-Mor believed it had these same competitive advantages against most supermarkets for non-grocery items. Phar-Mor competed with supermarkets in grocery product lines where Phar-Mor did not have a broader selection, by carrying an often changing mix of items priced lower than most supermarkets.

          Phar-Mor did not attempt to compete against mass merchant discounters solely on the basis of price. In traditional drugstore lines, particularly health and beauty care products and greeting cards, Phar-Mor offered broader product selection than mass merchant discounters. Mass merchant discounters generally are unwilling to allocate as much display space as Phar-Mor devoted to these categories. The merchandising changes Phar-Mor had implemented, included the creation of "signature" departments in dedicated aisle space with distinguishing signage, such as health and beauty care products, cosmetics, groceries, perishable foods in certain stores and "The Card Shop," "Pet Place," "One Stop Baby Shop," and "Vitamin World," were designed in part to distinguish Phar-Mor from mass merchant discounters and to increase its strength in areas in which Phar-Mor's management believed such merchants did not excel.

CAPITAL EXPENDITURES

          The Company's most significant capital needs were remerchandising and remodeling of existing stores and equipment replacement.

          The Company's capital expenditures totaled $2.2 million in Fiscal Year 2002, including $800,000 for remodeling existing stores and $1.4 million for other store improvements and equipment replacement.

REAL ESTATE AND GROWTH

          The Company did not open any new stores in Fiscal Year 2002, and ceased continuing operations in September 2002.

TRADEMARKS AND SERVICE MARKS

          The Company believed that its registered "Phar-Mor" trademark was well recognized by its customer base and the public at large in the markets where it had been advertised. The Company believed that the existing customer and public recognition of its trademark and related operational philosophy would be beneficial to its strategic plans to expand merchandise categories and add new stores. The Company had also introduced a number of private label brands of products under various registered trademarks and trademarks pending registration.

REGULATION

          The Company was subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions.

          The prescription drug business is subject to the federal Food, Drug and Cosmetic Act, Drug Abuse Prevention and Control Act and Fair Packaging and Labeling Act relating to the content and labeling of drug products, comparable state statutes and state regulation regarding record keeping and licensing matters with civil and criminal penalties for violations.

ITEM 2. PROPERTIES.

          As of June 29, 2002, the Company operated 73 stores in 8 states:

                      Florida            1
                      Illinois           3
                      Indiana            2
                      North Carolina     7
                      Ohio              11
                      Pennsylvania      37
                      Virginia          11
                      West Virginia      1


          All stores were closed by September 10, 2002.

          As of June 29, 2002, 72 of the Company's stores were leased. The Company owns the land and building of its former retail store in Winchester, Virginia which property is currently being marketed for sale. All store leases were long-term with the original terms plus options of all but 16 leases expiring after January 2010. Most stores were located adjacent to or near shopping centers or were part of strip centers. Some stores were free standing. Depending on the location of a store, the sites may vary, with averages by type of location as follows: free-standing stores were located on sites averaging
2.84 acres; stores located in strip centers were found on sites averaging 23.7 acres; and stores in malls were on sites averaging 46.8 acres. A proto-typical store included approximately 40,000 square feet of sales space and 10,000 square feet of storage area and ample off-street parking. The stores were designed in a "supermarket" format familiar to customers and shopping was done with carts in wide aisles with attractive displays. Traffic design was intended to enhance the opportunity for impulse purchases.

          The Company operated a distribution center in Youngstown, Ohio which was leased. This center delivered approximately 43% of all merchandise to the stores in Fiscal Year 2002, primarily using contract carriers. The balance of the products were delivered directly to the Company's stores by vendors.

          The Company and a wholly-owned subsidiary of the Company are partners in an Ohio limited partnership, which owns the office building in which the Company leases approximately 141,000 square feet of space for its corporate offices in Youngstown, Ohio. The Company still occupies a portion of this building and has reduced its rental obligation under the lease proportionately.

ITEM 3. LEGAL PROCEEDINGS

          In the normal course of business, the Company was subject to various claims. Any litigation relating to events occurring prior to the bankruptcy filing is being handled in the bankruptcy proceedings and is not material individually or in the aggregate. See Item I., Business-Bankruptcy, above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          During the fiscal year ended June 30, 2001 and during Fiscal Year 2002 (through October 10, 2001) the Company's common stock, par value $.01 per share (the "Common Stock"), was included for quotation on the NASDAQ National Market under the symbol "PMOR." Following the Company's Chapter 11 bankruptcy filing on September 24, 2001, the Nasdaq Stock Market immediately suspended trading in the Company's securities. On October 2, 2001, the NASDAQ notified the Company that as a result of the Company's bankruptcy it was delisting the Company's securities from the NASDAQ as of October 10, 2001, subject to the Company's right of appeal. The Company has determined not to appeal the NASDAQ's decision. High and low prices of the Common Stock are shown in the table below:

                                                       FISCAL YEAR 2002   FISCAL YEAR 2001
                                                       ----------------   ----------------
                                                        HIGH      LOW       HIGH     LOW
                                                        ----      ---       ----     ---
         1st Quarter..............................    $ 1.05     $0.55     $2.00   $ 0.97
         2nd Quarter..............................      0.62      0.01      1.38     0.88
         3rd Quarter..............................      0.10      0.001     1.44     0.66
         4th Quarter..............................      0.10      0.000     1.10     0.50



          As of September 16, 2002, there were 2,611 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and will not pay cash dividends in the foreseeable future. In addition, the indenture pursuant to which the Company's senior notes were issued and the Company's amended revolving credit facility (the "Amended Revolving Credit Facility") restrict the payment of cash dividends on the Company's capital stock. See "Notes to Consolidated Financial Statements."

          On March 27, 2002, the Bankruptcy Court, pursuant to the Company's Motion, issued an Order Enjoining the Transfer of Certain Stock in the Debtors until confirmation of the Plan of Reorganization on or after March 27, 2002. Copies of such Motion and Order were mailed to the shareholders of record on February 28, 2002 and March 29, 2002, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

          The following selected consolidated financial data of Phar-Mor and its subsidiaries should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Form 10-K.


                                              (In thousands except per share data)
                           -------------------------------------------------------------------------
                            Unaudited
                             52 Weeks      52 Weeks      52 Weeks       53 Weeks        52 Weeks
                              Ended         Ended          Ended          Ended           Ended
                         June 29, 2002   June 30, 2001 July 1, 2000  July 3, 1999(c) June 27, 1998(d)
                         -------------   ------------- ------------  --------------  ---------------
Net sales                      $846,363     $1,241,012    $1,292,090     $1,206,539       $1,100,851
(Loss) income from
continuing operations           (80,787)    (70,350)(b)    (12,140)(c)          596           (8,830)
Diluted (loss) income per
share from continuing
operations                        (7.51)      (6.46)(b)      (1.08)(c)          .05             (.73)


                              As of      |     As of         As of          As of           As of
                              -----      |     -----         -----          -----           -----
                         June 29,2002(a) | June 30, 2001  July 1, 2000   July 3, 1999   June 27, 1998
                         --------------- | -------------  ------------   ------------   -------------
                                         |
                                         |
Total assets                    149,526  |     313,436       397,904        407,724          349,455
Long-term debt & capital                 |
leases                               --  |     160,791       167,856        142,947          130,993


(a) Total assets were valued on a liquidation basis and are not comparable to prior periods. Because of the Company's change to liquidation accounting, no liabilities are reported as long-term.
(b) Excludes extraordinary gain of $19.7 million on early retirement of debt and equity in extraordinary item of affiliate of $1.8 million.
(c)  Excludes extraordinary gain of $1.1 million on early retirement of debt.

(d) Amounts have been restated for the retroactive application of the equity method of accounting for the Company's investment in Avatex Corporation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (All dollar amounts in thousands, unless otherwise stated)

INTRODUCTION

          The discussion of results of operations that follows is based upon the Company's unaudited consolidated financial statements set forth on pages F-1 to F-25, which with respect to the current fiscal year are unaudited. The discussion of liquidity and capital resources is based upon the Company's financial position as of June 29, 2002.

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

          In an attempt to restructure, Phar-Mor closed 65 of its 139 stores in November of 2001. These stores were identified as either under-performing or outside the Company's core markets. On October 3, 2001 the Company sold its pharmacy prescription files for the stores that closed through a court approved auction for $23,475. The Company also sold the pharmacy inventory in the closing stores as part of the pharmacy prescription file sale for $8,619, 100% of cost, and sold the remaining inventory in the closing stores to a liquidator on October 11, 2001 for $30,630, approximately 65% of cost. The Company focused on continuing operations on the 74 remaining stores, while reducing corporate overhead and attempting to solidify its position in the markets it served. Based on continued losses, the Company and its Official Committee of General Unsecured Creditors determined in June 2002 that a sale or liquidation of the Company was in the best interest of all creditors and shareholders.

          On July 18, 2002, the Company entered into an Agency Agreement to sell substantially all of the assets of the remaining stores and distribution center to a joint venture comprised of Hilco Merchant Resources, LLC and The Ozer Group, LLC. This agreement was approved by the Bankruptcy Court on July 18, 2002 and the Company then commenced an orderly liquidation of its assets and wind down of its operations, including termination of employees, selling its assets and settling its obligations. The Company's remaining executive officers, management team and personnel are conducting such activities as are necessary for the orderly wind down. The liquidation sales commenced on July 19, 2002 and all stores were closed by September 10, 2002. As a result, the Company has recorded the following adjustments to its balance sheet to write down its assets to expected liquidation value, record lease rejection claims and estimated expenses to be incurred through the liquidation:

   Write down accounts receivable to amount expected to be realized in
      liquidation                                                       (5,591)
   Write down inventory to expected liquidation value                  (34,304)
   Write down other assets to expected liquidation value                (1,618)
   Accrue potential lease rejection claims                             (19,111)
   Write down property and equipment to liquidation value              (42,921)
   Increase in value of pharmacy files to net realizable value          30,355
   Estimated expenses to be incurred through liquidation               (19,778)

          The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, the amount that will be available to satisfy the obligations the Company has to its unsecured creditors is not presently determinable. Any differences in realized values and actual cash transactions will be recognized in the period in which they can be reasonably estimated. Further, it is not possible at this time to determine the timing of any such distribution.

AFTER THE ORDERLY WIND DOWN OF OPERATIONS THERE WILL BE NO CASH TO DISTRIBUTE TO THE COMPANY'S SHAREHOLDERS.

          Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease but is subject to a claim of damages for the breach thereof. With respect to the orderly wind down of operations, the Company, with Court approval, engaged a third party to market substantially all of its unexpired leases. Those leases which were successfully sold were assigned to and assumed by the purchasing parties, with Court approval. The remaining unexpired leases were rejected and may be subject to a claim of damages for breach thereof.

          Until a plan of liquidation is confirmed by the Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors, or the timing of any such distribution of recoveries. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact on such liabilities of a confirmed plan of liquidation. As of October 9, 2002, no plan of reorganization or liquidation had been submitted to the Court. Substantially all of the Company's pre-petition liabilities are subject to compromise under the bankruptcy proceedings.

          As of September 10, 2002, all merchantable inventory, pharmacy prescription files, fixtures and equipment in the Company's store locations had been sold.

RESULTS OF OPERATIONS

DISCONTINUATION OF OPERATIONS

          As previously discussed, the Company is currently in the process of effecting an orderly wind down of operations. Based on its continued losses, management of the Company advised the Company's Board of Directors and Official Committee of General Unsecured Creditors in June 2002 that management believed that liquidation would provide the best means to recover amounts due to the Company's creditors.

          The Company adopted the liquidation basis of accounting at the end of its fiscal year, June 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are dependent upon a variety of factors, including, without limitation, the actual proceeds realizable from the sale of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with the orderly wind down of operations and administrative costs during the liquidation period, the timing of the potential filing and confirmation of a liquidating Chapter 11 plan and the timing of any distributions to creditors. Consequently, the actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded.

          The Company has not yet filed a liquidating Chapter 11 plan with the Court but intends to file such plan by the end of October 2002. Once a liquidating Chapter 11 plan has been finalized and filed with the Court, the plan must be submitted to a vote of the Company's creditors for their approval and confirmed by the Court. There can be no assurance that a liquidating Chapter 11 plan filed by the Company will receive the requisite votes or confirmation. Until a liquidating Chapter 11 plan has been confirmed, the liquidation has been completed and all claims against the Company fixed, the Company is not able to determine or predict the amount that will be available to pay its prepetition creditors. As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

          Certain statements in this report contain "forward-looking" information that involves risk and uncertainty, including the timeframe for filing a plan of liquidation. This forward-looking information is based upon a number of assumptions including assumptions relating to our negotiations with creditors, a plan of liquidation will be timely proposed or consummated and general economic conditions.

RESULTS OF OPERATIONS

          The following table sets forth the number of retail stores operated each fiscal year:

                                                                Fiscal Year Ended
                                                --------------------------------------------------
                                                 June 29, 2002    June 30, 2001     July 1, 2000
                                                 -------------    -------------     ------------
          Stores, beginning of period                      139              139              139
          Stores opened                                      -                -                2
          Stores closed                                    (66)               -               (2)
                                                          ----             ----             ----
          Stores, end of period                             73              139              139
                                                          ====             ====             ====


52 WEEKS ENDED JUNE 29, 2002 (FISCAL YEAR 2002) COMPARED TO THE 52 WEEKS ENDED JUNE 30, 2001 (FISCAL YEAR 2001) (ALL DOLLAR AMOUNTS IN THOUSANDS) (GOING CONCERN BASIS)

                                                                (UNAUDITED)
                                                             FISCAL YEAR 2002               FISCAL YEAR 2001
                                                       --------------------------------------------------------------
        Sales                                                $ 846,363       100.00%      $1,241,012         100.00%
        Less:
          Cost of goods sold, including occupancy and
             distribution costs                                717,336        84.76%       1,027,992          82.83%
                                                             ---------                     ---------
        Gross Profit                                           129,027        15.24%         213,020          17.17%
        Selling, general and administrative expenses           149,357        17.65%         203,582          16.40%
        Depreciation and amortization                           13,568         1.60%          19,917           1.60%
        Impairment of long-lived assets                              -            -           23,377           1.88%
                                                             ---------                     ---------
        Operating (loss) income                               (38,898)        (4.60)%       (33,856)          (2.73)%
        Interest expense                                       (7,658)        (0.90)%       (18,317)          (1.48)%
        Net interest income and investment income (loss)          648          0.08%         (3,048)          (0.25)%
                                                             ---------       ------       ---------         -------
        Loss before equity in loss of affiliates,
          reorganization items, income taxes and
          extraordinary items                                 (40,908)       (4.83)%        (55,221)          (4.45)%
        Reorganization items                                  (37,170)       (4.39)%              -               -
        Equity in loss of affiliates                           (2,709)       (0.32)%         (5,564)          (0.45)%
                                                             ---------                     ---------
        Loss before extraordinary items and taxes             (80,787)       (9.55)%        (60,785)          (4.90)%
        Income tax provision                                        -            -            9,565             .77%
                                                             ---------                     ---------
        Loss before extraordinary items                       (80,787)       (9.55)%        (70,350)          (5.67)%
        Extraordinary items                                         -            -           21,555            1.74%
                                                             ---------                     ---------
        Net loss                                            $ (80,797)       (9.55)%     $  (48,795)          (3.93)%
                                                            ==========                   ===========


          Fiscal Year 2002 sales decreased $394,649 or 31.8% from Fiscal Year 2001. The decrease in Fiscal Year 2002 sales was primarily due to the closing of 66 stores during the year and a comparable store sales decrease of 9.3%. The comparable store sales decrease was primarily due to the Company's bankruptcy filing on September 24, 2001.

          Gross profit for Fiscal Year 2002 was 1.93% of sales lower than for Fiscal Year 2001 primarily due to a 1.16% of sales decrease in product gross margins and a 1.23% of sales decrease in vendor promotional allowances and rebates partially offset by a 0.47% of sales decrease in inventory shrink expense. The reduced product gross margins and vendor rebates were primarily due to reduced vendor support due to the Company's bankruptcy filing.

          Selling, general and administrative expenses increased 1.25% of sales in Fiscal Year 2002 over Fiscal Year 2001 primarily due to a 0.55% of sales increase in store wage costs, a 0.49% of sales increase in advertising expense and a 0.31% increase in corporate overhead costs. The increases as a percentage of sales were due to the lower levels of sales in Fiscal Year 2002.

          Impairment of long-lived assets in Fiscal 2001 resulted from the write-down of goodwill and fixed assets in stores that had current year operating losses and are projected to have future losses.

          Net interest income and investment income (loss) increased $3,696 to income of $648 in fiscal year 2002 from a loss of $3,048 in fiscal year 2001. The increase was primarily the result of interest income of $708 primarily from a personal property tax refund and reduced investment losses.

          In Fiscal Year 2002 the Company recorded a provision for reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations. The reorganization provision consisted of the following:


               Gain on sale of prescription files                             $ (21,148)
               Write-down inventory to expected net realizable value              16,601
               Impairment of long-lived assets                                    13,775
               Lease rejection costs, net                                         12,380
               Professional fees                                                   6,192
               Severance and retention costs                                       8,232
               Non-cash portion of severance                                       1,250
               Gain on sale of lease                                               (724)
               Other                                                                 612
                                                                                 -------
               Total provision for reorganization                               $ 37,170
                                                                                ========


          The Company had a decrease in equity in loss of affiliates of $2,855 in fiscal year 2002 from fiscal year 2001, primarily due to an other than temporary impairment of the Company's investment in Avatex Corporation that was recorded in Fiscal Year 2001.

          The income tax provision is the result of the write-off of the net deferred tax asset in Fiscal Year 2001.

          The Company repurchased $40,001 of its 11.72% senior notes during Fiscal Year 2001 at a discount resulting in a extraordinary gain of $19,731 and Avatex recognized an extraordinary gain related to the extinguishment of debt for which Phar-Mor's portion was $1,824.

52 WEEKS ENDED JUNE 30, 2001 (FISCAL YEAR 2001) COMPARED TO THE 52 WEEKS ENDED JULY 1, 2000 (FISCAL YEAR 2000) (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                           FISCAL YEAR 2001               FISCAL YEAR 2000
                                                     --------------------------------------------------------------
        Sales                                             $1,241,012       100.00%      $1,292,090         100.00%
        Less:
          Cost of goods sold, including occupancy
            and distribution costs                         1,027,992        82.83%       1,050,208          81.28%
                                                           ---------                     ---------
        Gross Profit                                         213,020        17.17%         241,882          18.72%
        Selling, general and administrative expenses         203,582        16.40%         211,833          16.39%
        Depreciation and amortization                         19,917         1.60%          24,708           1.91%
        Impairment of long-lived assets                       23,377         1.88%               -              -
                                                           ---------                     ---------
        Operating (loss) income                             (33,856)        (2.73)%          5,341           0.41%
        Interest expense                                    (18,317)         1.48%         (18,851)          1.46%
        Interest income and investment loss                  (3,048)        (0.25)%         (5,404)         (0.42)%
                                                           ---------                     ---------
        Loss before equity in income of affiliates
        and income taxes and extraordinary items            (55,221)        (4.45)%        (18,914)         (1.46)%
        Equity in (loss) income of affiliates                (5,564)        (0.45)%          6,774           0.52%
                                                           ---------                     ---------

        Loss before extraordinary items and taxes           (60,785)        (4.90)%        (12,140)         (0.94)%
        Income tax provision                                  9,565           .77%               -              -
                                                           ---------                     ---------
        (Loss) income before extraordinary items            (70,350)        (5.67)%        (12,140)         (0.94)%
        Extraordinary items                                  21,555          1.74%           1,117           0.09%
                                                           ---------                     ---------
        Net loss                                         $  (48,795)        (3.93)%     $  (11,023)         (0.85)%
                                                         ===========                   ===========


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

FINANCIAL CONDITION AND LIQUIDITY (ALL DOLLAR AMOUNTS IN THOUSANDS)

          The Company's cash position as of June 29, 2002 was $9,239.

          The Company entered into an Amended and Restated Revolving Credit Facility (the "Amended Facility") effective September 10, 1998 with BankAmerica Business Credit, as agent, and other financial institutions that established a credit facility in the maximum amount of $100,000. The Amended Facility was terminated on November 16, 2000.

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

          The Company entered into a Loan and Security Agreement (the "Credit Facility") effective November 16, 2000 with Fleet Retail Finance Inc., as agent, and other financial institutions that established a credit facility in the maximum amount of $150,000. The Credit Facility was terminated on September 24, 2001.

          Borrowings under the Credit Facility were used for working capital needs and general corporate purposes. Up to $20,000 of the Credit Facility at any time could have been used for standby and documentary letters of credit. The Credit Facility included restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions and contains no financial covenants as long as unused credit availability is at least $20,000.

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

          The Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on September 24, 2001.

          On September 24, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Facility (the "DIP" Credit Facility") with Fleet Retail Finance, Inc., as agent, and other financial institutions that established a credit facility in the maximum amount of $135,000 with $97,022 used to repay amounts outstanding under the Credit Facility. The DIP Credit Facility was terminated July 19, 2002 and repaid using the proceeds from the sale of substantially all of the store and distribution center assets.

          Borrowings under the DIP Credit Facility could be used for working capital needs and general corporate purposes. Up to $20,000 of the facility at any time could be used for standby and documentary letters of credit. The facility included restrictions on, among other things, additional debt, investments, dividends and other distributions, mergers and acquisitions. The facility contained a financial covenant that required the Company to maintain a minimum excess availability of the greater of $8,000 or 7% of total availability.

          Credit availability under the DIP Credit Facility at any time was the lesser of the Availability (as defined in the Facility) or $135,000. Maximum credit availability under the DIP Credit Facility declined to $100,000 on

November 1, 2001 at the Company's election. The DIP Credit Facility established a first priority lien and security interest in all of the assets of the Company

          Advances made under the DIP Credit Facility bore interest at the Fleet National Bank prime rate plus 0% to .5% or LIBOR plus 2% to 2.5% depending on the average unused credit availability during the preceding quarter. Under the terms of the DIP Credit Facility, the Company was required to pay a commitment fee of 0.375% per annum on the unused portion of the facility, letter of credit fees, a termination fee of $1,000 and certain other fees.

          At June 29, 2002 the Fleet reference rate (prime rate) was 4.75% and the LIBOR rate was 1.836%.

          At June 29, 2002 there were letters of credit in the amount of $8,201 outstanding under the DIP Credit Facility.

          The Company's cash position decreased $5,154 during Fiscal Year 2002 as cash provided by operating activities of $53,795 and cash provided by investing activities of $22,543 was offset by cash used for financing activities of $81,492.

          Merchandise inventories decreased by $55,730 due to the closure of 66 of the Company's stores and accounts payable increased $38,812 during Fiscal Year 2002 due to the Company's bankruptcy filing.

          The Company received $23,475 through the sale of the pharmacy prescription files for the 66 stores that it closed during Fiscal Year 2002.

          The Company made payments of $64,168 under the Company's revolving credit facility during Fiscal Year 2002 from the proceeds of the inventory and pharmacy prescription sales of the 66 stores that were closed during the year.

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

TRENDS, DEMANDS, COMMITMENTS, EVENTS OR UNCERTAINTIES (ALL DOLLAR AMOUNTS IN THOUSANDS)

          Management believes the proceeds from the liquidation of closed stores together with the collection of outstanding accounts receivable will enable the Company to fund its working capital needs during the wind down of the Company's affairs.

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

          Management determined that the liquidation was necessary due to operational and liquidity difficulties resulting from the slowing economy, changes in consumer buying habits, increased competition from larger retail chains, the geographic diversity of some Phar-Mor locations, the reduction of credit terms by vendors and the service of high-cost debt.

          The Company adopted the liquidation basis of accounting at the end of its fiscal year, June 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are dependent upon a variety of factors, including, without limitation, the actual proceeds realizable from the sale of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with the orderly wind down of operations and administrative costs during the liquidation period, the timing of the potential filing and confirmation of a liquidating Chapter 11 plan and the timing of any distributions to creditors. Consequently, the actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets will be sufficient to satisfy the obligations the Company has to its unsecured creditors. Any differences in realized values and actual cash transactions will be recognized in the period in which they can be reasonably estimated. Further, it is not possible at this time to determine the timing of any such distribution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company as of June 29, 2002, unless otherwise indicated, are listed below:



Name                         Age           Position(s)
----                         ---           -----------
Abbey J. Butler              65            Co-Chairman and Co-Chief Executive Officer

Melvyn J. Estrin             60            Co-Chairman and Co-Chief Executive Officer

M. David Schwartz            57            President and Chief Operating Officer

John R. Ficarro              50            Senior Vice President, Chief Administrative Officer,
                                           General Counsel and Secretary

Martin S. Seekely            45            Vice President and Chief Financial Officer

Monroe Osterman              75            Director

Arthur G. Rosenberg          64            Director

John D. Shulman              39            Director (Mr. Shuman resigned from his position as of
                                           February 28, 2002.)


          ABBEY J. BUTLER had been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Mr. Butler is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex Corporation ("Avatex"), formerly known as FoxMeyer Health Corporation. He also serves as President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director of Presby Corp. ("Presby"), formerly RAS Holding Corp., and iLife Systems, Inc. ("iLife") and as a member of the Board of Managers of Chemlink and Cyclone Acquisition Company, LLC ( "Cyclone"). Mr. Butler is a member of the Executive Committee of the Board of Trustees of The American University, and a director of the Starlight Foundation, a charitable organization. Pursuant to a Settlement Agreement by and among Mr. Butler, Mr. Estrin, the Company and the Company's Official Committee of General Unsecured Creditors, Mr. Butler resigned from his positions with the Company effective as of July 8, 2002.

          MELVYN J. ESTRIN had been a director of the Company since September 1995 and Co-Chairman of the Board and Co-Chief Executive Officer of the Company since October 1, 1997. Melvyn J. Estrin is Co-Chairman of the Board and Co-Chief Executive Officer of Avatex. He also has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983 and is also Chairman and CEO of University Research Co., LLC. Mr. Estrin presently serves as a director of Washington Gas Light Company and its parent, WGL Company, Presby and iLife and as a member of the board of managers of Chemlink and Cyclone. Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George H.W. Bush to serve as Commissioner of the National Capital Planning Commission. Mr. Estrin was recently appointed by President George W. Bush as a trustee of the John F. Kennedy Center for the Performing Arts . Pursuant to a Settlement Agreement by and among Mr. Estrin, Mr. Butler, the Company and the Company's Official Committee of General Unsecured Creditors, Mr. Estrin resigned from his positions with the Company effective July 8, 2002.

          M. DAVID SCHWARTZ had served as President and Chief Operating Officer of the Company since February 1993. From 1991 to 1993, he was a Director and the President and Chief Executive Officer of Smitty's Super Valu, Inc., a food and general merchandising retailer, and between 1987 and 1991 Mr. Schwartz served as a Director and the President and Chief Operating Officer of Perry Drug Stores Inc., a regional chain of 200 drug stores. Mr. Schwartz was Vice President of Drug/General Manager for the Kroger Company between 1985 and 1987 and, between 1971 and 1985, held positions with Albertson's Inc. including Senior Vice President of Marketing, Senior

Vice President of Non-Foods Merchandising, Distribution and Procurement, Vice President of Merchandising, and Non-Foods Merchandise Manager. Mr. Schwartz attended Arizona State University. Mr. Schwartz resigned from his positions with the Company effective as of August 17, 2002.

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

ITEM 11. EXECUTIVE COMPENSATION.

          PHAR-MOR, INC. 1995 AMENDED AND RESTATED STOCK INCENTIVE PLAN. The Phar-Mor Stock Incentive Plan was adopted in order to attract, reward and retain key personnel (including officers, whether or not directors) of the Company and its subsidiaries and certain other closely related eligible persons who provided substantial services to such entities ("Eligible Persons") and to provide them with long-term incentives that were linked to the Company's stock performance. Approximately nine officers and approximately 450 other employees of the Company and its subsidiaries were eligible to participate under the Phar-Mor Stock Incentive Plan.

          The Phar-Mor Stock Incentive Plan was administered by the Compensation Committee of the Board (the "Administrator"). A maximum of 5.0 million shares of the Company's Common Stock (subject to adjustment) were issuable upon the exercise of awards granted under the Phar-Mor Stock Incentive Plan. As of June 29, 2002, a total of 4,465,567 shares of the Company's Common Stock were subject to options granted under the Phar-Mor Stock Incentive Plan.

          The Phar-Mor Stock Incentive Plan authorized the issuance of options and (subject to plan limitations) certain stock appreciation rights ("SARs"). As is customary in incentive plans of this nature, the number and kind of shares available under the Phar-Mor Stock Incentive Plan, share limits, and shares subject to outstanding awards were subject to adjustment in the event of certain reorganizations, recapitalizations, stock splits, stock dividends, spin-offs, property distributions or other similar extraordinary transactions or events in respect of the Company or the shares of the Company. Shares relating to options or SARs that are not exercised or that expire or are canceled will again become available for grant purposes under the Phar-Mor Stock Incentive Plan to the extent permitted by law and the plan. Awards may be repriced or otherwise amended after grant, provided that the amendment does not adversely affect the holder's rights without his or her consent. A maximum of 277,778 shares of the Company's Common Stock may be subject to options that during any calendar year are granted to any Eligible Person under the Phar-Mor Stock Incentive Plan.

          The exercise price of the options granted under the Phar-Mor Stock Incentive Plan generally were never less than the fair market value of the Company's Common Stock on the date of grant. An option may either be an incentive stock option, as defined in the Code, or a non-qualified stock option. All options granted pursuant to the Phar-Mor Stock Incentive Plan as of June 29, 2002 were non-qualified stock options, except the options granted to Messrs. Butler and Estrin which are incentive stock options. The aggregate fair market value of the Common Stock (determined at the time the option is granted) for which incentive stock options may be first exercisable by an option holder during any calendar year under the Phar-Mor Stock Incentive Plan or any other plan of the Company or its subsidiaries may not exceed $100,000. A non-qualified stock option is not subject to any of these limitations.

          Subject to early termination or acceleration provisions (which are summarized below), an option generally was exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date, all as determined by the Administrator. Earlier expiration may occur following a termination of service. In no event, however, was an option under the Phar-Mor Stock Incentive Plan exercisable more than seven years after its date of grant.

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

          CORPORATE EXECUTIVE BONUS PLAN. Due to the Company's filing for protection under Chapter 11 of the United States Bankruptcy Code, there was no bonus plan in place for the first half of Fiscal Year 2002. Under the Company's Corporate Executive Bonus Plan for the second half of Fiscal Year 2002 (the "2002 Bonus Plan"), certain executive officers were eligible to receive a cash bonus if the Company achieved a pre-established level of performance for the fiscal year. The participating executive would receive at least 60% of his or her individual targeted percentage bonus ("target bonus") if this performance were at target, and 35% of the target bonus (e.g., if the target bonus is 50%, 35% of 50%) if the Company's performance were at entry level; the remaining amount (up to 40%) was subject to the discretion of the Board. If the Company did not achieve the targeted level of performance, but achieved an "entry level" or minimum performance threshold for payment of bonuses established by the Board, the specific bonus amount between minimum and target bonus levels would be extrapolated, pro rata, based on the relationship of actual performance to the entry and target levels of performance; 60% of such amount would be mandatory and up to 40% discretionary. As a result of the Company exceeding its pre-established level of performance for the second half of Fiscal Year 2002, total bonuses of $1,515,708 were paid to 93 employees under the 2002 Bonus Plan. Payment of all such bonuses was approved by the Bankruptcy Court.

          The employment agreements between the Company and each of Messrs. Butler and Estrin provided for an annual incentive bonus under a Company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between the Company and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing in Fiscal Year 1998; provided, however, that if the performance objectives are exceeded, then such bonus will be increased to a level commensurate with the amount of bonuses payable to senior officers of the Company who are situated similarly to Messrs. Butler and Estrin. No bonuses were paid to either Mr. Butler or Mr. Estrin under the 2002 Bonus Plan. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements--Messrs. Butler and Estrin."

          RETENTION PLAN. During the course of the Company's bankruptcy proceedings, the Company and its Official Committee of General Unsecured Creditors agreed to create a retention plan (the "Retention Plan") for certain key employees, including certain executive officers, for the purpose of retaining their employment with the Company until conclusion of the bankruptcy proceedings. The Bankruptcy Court approved the Retention Plan for these key employees in November and December 2001 and payments thereunder have been made to the employees. Total bonuses of $1,883,495 were paid to 43 corporate employees under the Retention Plan.

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

          In addition, the Company maintained two pension plans for various groups of employees: (i) the Phar-Mor, Inc. Retirement Plan for Hourly Employees at Niles, Ohio Store and (ii) the Tamco Distributors Company Warehouse and Drivers Pension Plan (collectively, the "Pension Plans"). The Pension Plans are defined benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). During Fiscal Year 2002, the Niles Pension Plan was terminated by mutual agreement. Due to the Company's bankruptcy, the Tamco Pension Plan will be terminated, subject to the rights of all participants thereunder.

          To the extent permitted by law, the minimum eligibility and vesting provisions under these and other retirement, health and welfare benefit plans were waived for Messrs. Estrin and Butler under the terms of their respective employment agreements.

          EMPLOYEE STOCK PURCHASE PLAN. The Company sponsored an Employee Stock Purchase Plan ("ESPP") under which was authorized to grant up to 500,000 shares, in the aggregate, of Common Stock obtained by open market purchases. Employees, including executive officers, with a minimum of three months of service were eligible to participate in the ESPP. The ESPP allowed eligible employees to contribute, through payroll deductions, up to 10% (not to exceed $25,000) of their annual salary toward stock purchases. Stock purchases were made quarterly and purchased by participants at 90% of the closing price on the last day of the calendar quarter. The Company suspended the ESPP after the Company's bankruptcy filing retroactive to June 30, 2001, after which employees were not permitted to contribute and purchase stock.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

          The Company had entered into employment agreements with Messrs. Butler, Estrin, Schwartz, Ficarro and Seekely, each of which is described below.

          Messrs. Abbey J. Butler and Melvyn J. Estrin. The employment agreements with Messrs. Butler and Estrin had a rolling three-year term commencing on October 1, 1997 that provided for Messrs. Butler and Estrin to serve as Co-Chief Executive Officers and Co-Chairmen of the Board. The initial annual base salary of each of Messrs. Butler and Estrin was $425,000 subject to annual increases of 8%. This increase was waived by each of Mr. Butler and Mr. Estrin for the contract year ending September 30, 2002. For the contract year ending September 30, 2001, the annual base salary of each of Messrs. Butler and Estrin was $535,378. The agreements provided for an annual incentive bonus under a Company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between the Company and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board were achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary; provided, however, that if the performance objectives were exceeded, then such bonus would increase to a level commensurate with the amount of bonuses payable to senior officers of the Company who are situated similarly to Messrs. Butler and Estrin.

          Each of Messrs. Butler and Estrin was also granted options to purchase 200,000 shares of Common Stock at an exercise price of $6.84375 per share under the Phar-Mor Stock Incentive Plan, which options vested with respect to 33.34% of the underlying shares on the date of grant (October 1, 1997), and with respect to an additional 33.33% on each of the first and second anniversaries of the date of grant. The term of the options was seven years and unless Messrs. Butler and Estrin elected otherwise, to the fullest extent permitted by law and under the plan, such options shall be treated and reported as incentive stock options. Messrs. Butler and Estrin were also each granted incentive stock options to purchase 200,000 shares of Common Stock at an exercise price of $9.625 per share on June 23, 1998, 200,000 shares of Common Stock at an exercise price of $4.28125 per share on June 29, 1999; 180,000 shares of Common Stock at an exercise price of $2.51625 per share on April 14, 2000; and 275,000 shares of Common Stock at an exercise price of $0.825 on March 16, 2001 on terms similar to the earlier grants.

          Pursuant to their respective employment agreements, Messrs. Butler and Estrin were permitted to engage in activities (except certain activities that are competitive with the Company's business), in addition to serving as Co-Chief Executive Officers and Co-Chairmen of the Board, and pursue other investments (except ownership of more than a 10% interest in an entity that derives more than 50% of its gross revenues from the retail sale, at a discount, of pharmaceuticals, unless Messrs. Butler and Estrin or their respective immediate families owned or controlled, directly or indirectly, an ownership interest of at least 1% in the entity as of October 1, 1997). The agreements did not require Messrs. Butler and Estrin to provide services at the Company's principal locations.

          The employment agreements with Messrs. Butler and Estrin also provided for long-term performance payouts to each of them, commencing with the three-year period ending September 30, 2000 and each third year thereafter during the term of the employment agreement, in an amount (subject to the offset referred to in the last sentence of this paragraph) equal to 1.5% of any excess of (i) the aggregate market value of the publicly traded shares of Common Stock based on the average closing price for the thirty (30)-day period ending on the last day of the subject period (less the sum of (a) the proceeds from the exercise during such period of any options or warrants plus (b) any cash or property consideration actually received by the Company during such period from the issuance of any shares of its Common Stock) over (ii) the aggregate market value of the publicly traded shares of Common Stock based on the average closing price for the thirty (30)-day period ending on the last day of the immediately prior subject period (provided that for the first day of the period ending on September 30, 2000, such average closing price shall be deemed to be $6.84375 per share). One-half of the aggregate annual bonuses paid or payable in respect of the applicable three-year period will be offset against the long-term payout amount.

          The employment agreements with Messrs. Butler and Estrin further provided for various employee benefits and perquisites, including but not limited to payment, on a tax reimbursed, "grossed up" basis, for a $1,500,000 whole life insurance policy on Messrs. Butler and Estrin's lives or, at the election of either of them, a term policy requiring an equivalent premium; disability insurance adequate to pay Messrs. Butler and Estrin 60% of their respective base salaries until age 75; reimbursement of all medical, hospitalization and dental costs for Messrs. Butler and Estrin and their families; the use of a car owned or leased by the Company and the provision of other transportation for Messrs. Butler and Estrin's travel requirements; and business expenses at locations other than the Company's headquarters.

          Each of the agreements with Messrs. Butler and Estrin provided that, if it is terminated without cause (as defined), such officer will be entitled to the present value of his base salary, discounted at 5%, for the remaining contract term, annual and long-term incentive payments payable for the remainder of the term, all compensation, benefits, stock options, health and disability benefits accruing under the agreement for the remainder of the term (or at their option, the value of such stock options determined in accordance with the "Black-Scholes' Formula"), tax reimbursement in respect of any termination payments that constitute excess parachute payments under Federal income tax laws, and pursuant to an Amendment to the agreements dated as of June 1, 2001, the accelerated vesting (and extended post-termination exercise periods) of all stock options. Under each agreement, termination with cause by the Company is limited to the entry of a felony conviction, voluntary resignation, death, or permanent disability (as defined).

          Pursuant to a Settlement Agreement by and among Mr. Butler, Mr. Estrin, the Company and the Company's Official Committee of Unsecured Creditors, Messrs. Butler and Estrin resigned from their positions with the Company effective as of July 8, 2002. In addition to general mutual releases, they each received: (i) $1.5 million; (ii) continuing medical benefits until confirmation of a Plan of Reorganization; (iii) their respective Company-leased vehicles until December 2002; (iv) life insurance coverage for up to one year; and (v) one-half of the Company's holdings in Avatex Corporation, Chemlink Acquisition Company, and Presby Corporation and its affiliates.

          Mr. M. David Schwartz. The employment agreement with Mr. Schwartz, as amended, had a rolling term of two years commencing on February 10, 1999 and provided for Mr. Schwartz to serve as the Company's President and Chief Operating Officer. Mr. Schwartz's annual base salary was increased to $795,000 on June 1, 2001. On September 11, 1995, Mr. Schwartz received a confirmation bonus of $450,000 and 6,250 shares of Common Stock, and was granted options under the Phar-Mor Stock Incentive Plan to purchase 175,000 shares of Common Stock at an exercise price of $8.00 per share. Pursuant to the Phar-Mor Stock Incentive Plan, Mr. Schwartz was granted additional options on June 5, 1997, to purchase 100,000 shares of Common Stock at an exercise price of $5.4375 per share; on June 23, 1998, to purchase 100,000 shares of Common Stock at an exercise price of $9.625 per share; on June 29, 1999, to purchase 150,000 shares of Common Stock at an exercise price of $4.28125 per share; and on April 14, 2000, 135,000 shares at an exercise price of $2.51625 per share; and on March 16, 2001, 175,000 shares at an exercise price of $0.825 per share.

          Due to the Company's filing for protection under Chapter 11 of the United States Bankruptcy Code, the Company and Mr. Schwartz entered into an Amended and Restated Employment Agreement (the "New Agreement") effective as February 15, 2002. This Agreement was negotiated by and among the Company, Mr. Schwartz and the Company's Official Committee of Unsecured Creditors and subsequently approved by the Bankruptcy Court. The New Agreement provided for a reduction of Mr. Schwartz' salary of as of June 1, 2002 to $695,500. It also provided for a reduction in the period from two years to one year of continuing benefits thereunder in the event of termination of Mr. Schwartz' employment for reasons other than cause and reduction in severance benefits from approximately $2.4 million to $1.2 million in the event of termination of Mr. Schwartz' employment as a result of a change of control, as defined therein.

          The New Agreement also provided for a "retention bonus" which bonus was approved by the Company's Official Committee of General Unsecured Creditors and the Bankruptcy Court and available to Mr. Schwartz in the amount of $650,000 payable during the course of the Company's bankruptcy proceedings as follows:
(i) one-third due and payable on December 15, 2001; and (ii) two-thirds due and payable upon confirmation of a plan of reorganization or the sale of substantially all of the Company's assets which occurred on July 19, 2002. As a result of Mr. Schwartz' resignation from the Company as of August 17, 2002, all of the foregoing benefits were paid to him in full.

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

          Due to the Company's filing for protection under Chapter 11 of the United States Bankruptcy Code, the Company and Mr. Ficarro entered into an Amended and Restated Employment Agreement (the "New Agreement") effective as February 15, 2002. This New Agreement was negotiated by and among the Company, Mr. Ficarro and the Company's Official Committee of Unsecured Creditors and subsequently approved by the Bankruptcy Court. The New Agreement provided for a reduction in the period from two years to one year of continuing benefits thereunder in the event of termination of Mr. Ficarro's employment for reasons other than cause and reduction in severance benefits from approximately $810,000 to $650,000 in the event of termination of Mr. Ficarro's employment as a result of a change of control, as defined therein.

          The New Agreement also provided for a "retention bonus" which bonus was approved by the Company's Official Committee of General Unsecured Creditors and the Bankruptcy Court and available to Mr. Ficarro in the amount of $375,000 payable during the course of the Company's bankruptcy proceedings as follows:
(i) one-third due and payable on December 15, 2001; and (ii) two-thirds due and payable upon confirmation of a plan of reorganization or the sale of substantially all of the Company's assets which occurred on July 19, 2002.

          Mr. Martin S. Seekely. Mr. Seekely was promoted to the position of Vice President and Chief Financial Officer effective October 18, 2000. He was previously the Company's Vice President and Controller. On February 15, 2002, the Company entered into an Amended and Restated Employment Agreement with Mr. Seekely relative to his employment. The Agreement with Mr. Seekely has a rolling term of two years commending on February 15, 2002 and contains similar benefits and perquisites to those contained in the Employment Agreements between the Company and Messrs. Schwartz and Ficarro. Mr. Seekely's current salary is $175,000 and Mr. Seekely also was the beneficiary of "retention bonus" which bonus was approved by the Company's Official Committee of General Unsecured Creditors and the Bankruptcy Court of $275,000 and payable to him during the course of the Company's bankruptcy proceedings one-third on December 15, 2001 and two-thirds upon the sale of substantially all of the Company's assets or upon confirmation of a plan of reorganization, which occurred on July 19, 2002. Mr. Seekely also is entitled to receive a lump-sum severance payment under certain conditions of $425,000.

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

          The employment agreement with Mr. Schwartz provided for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of not less than 60% of annual base salary and a maximum of 100% of annual base salary. The employment agreements with Mr. Ficarro and Mr. Seekely provide for an annual incentive bonus if the Company achieves certain performance objectives approved by the Board, with a target bonus of not less than 50% of annual base salary and a maximum of 100% of annual base salary. The options granted to Messrs. Schwartz, Ficarro and Seekely on September 11, 1995, have a term of seven years from the date of grant and vest with respect to 20% of the underlying shares on the date of grant and 20% on each of the first through the fourth anniversaries of the date of grant. The options granted to Messrs. Schwartz, Ficarro and Seekely on June 5, 1997, June 23, 1998 and June 29, 1999, April 14, 2000 and March 16, 2001 have a term of seven years from the date of grant and vest with respect to one-third of the underlying shares on the date of grant and one-third on each of the first and second anniversaries of the date of grant. The options granted to Messrs. Butler and Estrin in October 1997 and to Messrs. Schwartz and Ficarro in June 1997 were subject to shareholder approval, which approval was obtained in February 1998. Pursuant to amendment dated as of June 1, 2001, each of the employment agreements provides for accelerated vesting and exercisability of all options if the employee is terminated without cause or if he terminates for "good reason" because of certain unilateral material changes to certain terms of service or other events (as more fully defined in the agreements).

          Loans. The Phar-Mor Stock Incentive Plan authorized the Administrator to make loans to optionees to pay the exercise price of options, subject to specified conditions. No loans have been made under this Plan.

          Under the terms of the employment agreements with Messrs. Butler and Estrin, the Company had agreed to loan Messrs. Butler and Estrin an amount equal to the exercise price of their options (upon exercise). Such loan or loans would have become due on the first to occur of (i) the fifth anniversary of the date that the loan was made, (ii) to the extent of net proceeds of sale, after payment of related taxes, five business days after the sale of the shares so acquired, (iii) 30 days after a termination of their employment by the Company with cause (other than by death or permanent disability) or his voluntary resignation (except if his resignation is a result of certain delineated reasons), or (iv) by way of offset, upon the payment of settlement amounts to him upon a termination without cause by the Company. The loans would have borne interest, payable semi-annually, on the outstanding principal balance at the mid-term applicable federal rate in effect on the date such loans were made and shall be subject to compliance with applicable laws. No loans have ever been made to Mr. Estrin or Mr. Butler under these provisions.

          Severance Plan. The Company's existing severance plan as of June 29, 2002, as it applies to executive officers generally, provides for payment of severance pay equal to salary at the time of termination for a period of 26 weeks, plus one additional week for each year of service, up to ten years. The severance plan provides for similar severance benefits based upon position and tenure for other employees of the Company. Due to the Company's filing for protection under Chapter 11 of the United States Bankruptcy Code, the severance plan was modified in September 2001 reducing overall benefits to employees.

          Change in Control Consequences for Messrs. Butler, Estrin, Schwartz, Ficarro and Seekely. The employment agreements with Messrs. Butler and Estrin provided that upon a change in control (as defined) Messrs. Butler and Estrin have the right for 90 days to terminate their agreements without cause and realize the present value of the full (and certain accelerated) benefits under the agreements for what would otherwise be the remaining term, as in the case of a termination by the Company without cause. A change in control under the agreements includes (among other events) the acquisition by any person or group (other than persons affiliated with Messrs. Butler or Estrin) of 40% or more of the voting capital stock of the Company, the approval by the shareholders of certain transactions resulting in a change in ownership of 40% or more control of the voting capital stock of the Company, including a merger, consolidation, or sale or disposal of all or substantially all of the Company's assets (including a plan of liquidation or dissolution), or a fundamental alteration in the nature of its business. Such a termination by Messrs. Butler or Estrin is deemed a termination without cause by the Company and entitles them to the rights attendant thereto.

          The employment agreements with Messrs. Schwartz, Ficarro and Seekely provide that upon a change in control (as defined), subject to certain exceptions more fully described in the employment agreements or amendments thereto, each named executive will have the right to terminate the agreement for "good reason" and receive the full benefits thereunder as in the case of a termination by the Company without cause. A change in control under each agreement may include (among other events) (a) the acquisition by any individual, entity or group of beneficial ownership of 20% or more of either (i) the then outstanding shares of Common Stock of the Company or
(ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors of the Company;
(b) any event that results in the replacement of a majority of the members of the Board as composed on the date of the employment agreement; (c) approval by the shareholders of the Company of a reorganization, merger or consolidation (i) which results in a change of ownership and/or voting rights of 30% or more of the then outstanding shares of Common Stock of the Company or (ii) in which the members of the Board do not become members of the Board of the entity resulting from such reorganization, merger or consolidation; or (d) approval by the shareholders of the Company of a liquidation or a dissolution of the Company, or the sale or other disposition or substantially all of the assets of the Company which occurred on July 19, 2002.

          The employment agreements for Messrs. Schwartz, Ficarro and Seekely provide, in the case of a termination by the Company for each individual, without cause or by them "for good reason," for lump sum severance payments plus other benefits as heretofore described.

EXECUTIVE SUMMARY COMPENSATION TABLE

          The following table sets forth information concerning the compensation of the Chief Executive Officers and the other three most highly compensated executive officers of the Company who served in those capacities as of June 29, 2002 (the "Named Officers").

                                                                                            LONG TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                   ANNUAL COMPENSATION                  AWARDS    PAYOUTS
                                        ------------------------------------------      ------    -------
NAME AND                       FISCAL                               OTHER ANNUAL        STOCK       LTIP        ALL OTHER
PRINCIPAL PERSON                YEAR    SALARY($)   BONUS($)(1)  COMPENSATION($)(2)   OPTIONS(#)  PAYOUTS($)  COMPENSATION(3)
----------------                ----    ---------   -----------  ------------------   ----------  ---------   --------------

Abbey J. Butler (4)             2002      535,350              0           --                --         --       167,011
    Former Co-Chairman          2001      525,439              0           --           285,000         --       100,350
    and Co-CEO                  2000      486,670        154,032           --           180,000         --       108,168

Melvyn J. Estrin (4)            2002      535,350              0           --                --         --       206,143
    Former Co-Chairman          2001      525,439              0           --           285,000         --       185,029
    and Co-CEO                  2000      486,670        154,032           --           180,000         --       168,913

M. David Schwartz (5)           2002      755,049        564,417           --                --         --       200,731
    Former President and COO    2001      721,962              0           --           175,000         --        65,845
                                2000      715,500        226,456           --           135,000         --        10,869

John R. Ficarro                 2002      270,000        260,000           --                --         --        23,738
    Senior Vice President       2001      233,997              0           --           150,000         --         7,054
    CAO and General Counsel     2000      230,000         48,530           --            90,000         --         6,468

Martin S. Seekely (6)           2002      175,000        179,167           --                --         --        18,716
    Vice President              2001      153,521              0           --           130,000         --         4,585
    Chief Financial Officer     2000      122,202         19,338           --             5,000         --         2,444


--------------------
(1) Bonuses are shown for the fiscal year earned, but may be paid in the following year. Information provided in the column labeled "Bonus" for Fiscal Year 2002 includes retention bonuses paid to each of the Named Officers as follows: Mr. Schwartz, $216,667; Mr. Ficarro, $125,000 and Mr. Seekely, $91,667. See also Part III, Item 11, Executive Compensation.

(2) No information is provided in the column labeled "Other Annual Compensation" since the aggregate amount of perquisites and other personal benefits for the periods indicated is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each of the Named Officers.

(3) Information provided in the column labeled "All Other Compensation" for Fiscal Year 2002 includes the following: (i) the value of insurance premiums paid by the Company for the benefit of each of the Named Officers as follows: Mr. Butler, $165,528; Mr. Estrin, $204,660; Mr. Schwartz, $195,931; Mr. Ficarro, $17,266; and Mr. Seekely $14,435; (ii) matching contributions to the Company's 401(k) Employee Savings and Retirement Plan to each of the Named Officers as follows: Mr. Schwartz, $4,800; Mr. Ficarro $6,472; and Mr. Seekely $4,281; (iii) matching contributions to the Company's non-qualified deferred compensation plan as follows: Mr. Butler $1,482 and Mr. Estrin $1,482.

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

(4) Pursuant to a Settlement Agreement by and among Mr. Butler, Mr. Estrin, the Company and the Company's Official Committee of General Unsecured Creditors, Messrs. Butler and Estrin resigned from their positions with the Company effective as of July 8, 2002. See Item 11. Executive Compensation and Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

(5) Mr. Schwartz resigned from his positions with the Company effective as of August 17, 2002.

(6) Mr. Seekely was named Vice President and Chief Financial Officer effective October 18, 2000.

OPTION GRANTS IN FISCAL YEAR 2002

          Option Grants. There were no options granted during Fiscal Year 2002. As of July 1, 2001, no stock appreciation rights ("SARs") were outstanding.


OPTION EXERCISES AND VALUES FOR FISCAL YEAR 2002

          The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options, and the values of unexercised options at June 29, 2002 for the Named Officers. Value is considered to be, in the case of exercised options, the difference between the exercise price and the market price on the date of exercise and, in the case of unexercised options, the difference between the exercise price and the market price on June 29, 2002.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                                          OPTIONS AT                   OPTIONS AT
                                  SHARES                                 JUNE 29, 2002              JUNE 29, 2002($)
                                ACQUIRED ON         VALUE                (EXERCISABLE/                (EXERCISABLE/
        NAME                    EXERCISE(#)      REALIZED($)           UNEXERCISABLE)(#)            UNEXERCISABLE)(1)
        ----                    -----------      -----------           -----------------            -----------------

Melvyn J. Estrin                       --                 --                1,095,000/0                        0/0
Abbey J. Butler                        --                 --                1,095,000/0                        0/0
M. David Schwartz                      --                 --                  835,000/0                        0/0
John R. Ficarro                        --                 --                  505,000/0                        0/0
Martin S. Seekely                      --                 --                  170,700/0                        0/0


(1) Options are "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between .00 per share, the market value of the Common Stock at June 29, 2002 issuable upon exercise of options, and the exercise price of the option, multiplied by the applicable number of shares underlying the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Set forth in the table below is information, as of September 30, 2002, with respect to the number of shares of Common Stock beneficially owned by (i) each person or entity known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Officers and (iv) all directors and executive officers of the Company as a group. A person or entity is considered to "beneficially own" any shares (i) over which such person or entity exercises sole or shared voting or investment power or (ii) which such person or entity has the right to acquire at any time within 60 days (e.g., through the exercise of options or warrants).

          On March 27, 2002, the Bankruptcy Court, pursuant to the Company's Motion, issued an Order Enjoining the Transfer of Certain Stock in the Debtors Until Confirmation of the Plan of Reorganization on or after March 27, 2002. Copies of such Motion and Order were mailed to the shareholders of record on February 28, 2002 and March 29, 2002, respectively.


                                                                           PERCENTAGE                  NUMBER OF SHARES
NAME AND ADDRESS OF                        AMOUNT AND NATURE OF                OF                    WHICH MAYBE ACQUIRED
BENEFICIAL OWNER (1)                      BENEFICIAL OWNERSHIP(2)             CLASS                   WITHIN 60 DAYS (3)
--------------------                      -----------------------             -----                   ------------------

Avatex Corporation                              5,882,633(4)                  48.1%                         --
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Dimensional Fund Advisors Inc.                    917,800(5)                   7.5%                         --
1299 Ocean Avenue
Santa Monica, California  90401

M. David Schwartz                                    850,902                   6.5%                 835,000(6)
20 Federal Plaza West
Youngstown, Ohio 44501

John R. Ficarro                                      505,000                   4.0%                 505,000(6)
20 Federal Plaza West
Youngstown, Ohio 44501

Martin S. Seekely                                    172,589                   1.4%                 170,700(6)
20 Federal Plaza West
Youngstown, OH  44501

Abbey J. Butler                                 7,277,133(7)                  54.6%               1,095,000(8)
c/o Avatex Corporation
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Melvyn J. Estrin                                7,181,233(7)                  53.8%               1,095,000(8)
c/o Avatex Corporation
5910 North Central Expressway
Suite 1780
Dallas, Texas 75206

Monroe Osterman                                       50,000                      *                  50,000(9)
20 Federal Plaza West
Youngstown, Ohio 44501



Arthur G. Rosenberg                                 50,000                      *                  50,000(9)
20 Federal Plaza West
Youngstown, Ohio 44501

All Directors and Executive                     10,204,224                  63.6%                  3,800,700
Officers, including those named
above, as a Group (7 persons)


-----------------

* Less than 1%.

(1) No director or executive officer is the beneficial owner of other equity securities of the Company or any of its subsidiaries.

(2) Unless otherwise indicated, each person or entity has sole investment power and sole voting power with respect to the Common Stock beneficially owned by such person or entity.

(3) This column lists the number of shares of Common Stock which the named person or entity has the right to acquire within 60 days after September 30, 2002, through the exercise of stock options and warrants. The shares shown in this column are included in the Amount and Nature of Beneficial Ownership column.

(4) Includes (i) 4,704,033 shares of Common Stock owned by Avatex's subsidiary, Avatex Funding, Inc., and (ii) 1,178,600 shares of Common Stock owned by Avatex's subsidiary, National Intergroup Realty Holdings, Inc., as successor by merger to M&A Investments, Inc.

(5) The information provided is based on information provided to the Company by Dimensional Fund Advisors, Inc. ("Dimensional") in its Schedule 13G filed with the SEC in January 2002. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). The Portfolios own all securities and Dimensional disclaims beneficial ownership of such securities.

(6) All such shares of Common Stock are subject to purchase by the indicated person within 60 days upon exercise of options awarded under the Phar-Mor Stock Incentive Plan.

(7) Messrs. Butler and Estrin are Co-Chairmen of the Board, Co-Chief Executive Officers and major shareholders of Avatex.

(8) All such shares are subject to purchase within 60 days by the indicated person upon exercise of options under the Phar-Mor Director Stock Plan and/or Phar-Mor Stock Incentive Plan.

(9) All such shares are subject to purchase within 60 days by the indicated person upon exercise of options awarded under the Phar-Mor Director Stock Plan.

          Avatex Funding, Inc. has pledged the 4,704,033 shares of Common Stock it owns as collateral to Wells Fargo Bank Minnesota, N.A., as indenture trustee, to secure repayment of 6.75% notes issued by Avatex Funding, Inc. that mature on December 7, 2002. In the event of a default, the trustee may acquire such shares by foreclosing on the collateral.

EQUITY COMPENSATION PLAN INFORMATION


                                                                                   NUMBER OF SECURITIES REMAINING
                         NUMBER OF SECURITIES TO          WEIGHTED AVERAGE       AVAILABLE FOR FUTURE ISSUANCE UNDER
                         BE ISSUED UPON EXERCISE         EXERCISE PRICE OF           EQUITY COMPENSATION PLANS,
                             OF OUTSTANDING             OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED IN
     PLAN CATEGORY         WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                  COLUMN (a)
     -------------         -------------------          --------------------                  ----------
Equity compensation       (a)                         (b)                       (c)
plans approved by
security holders                  4,715,567                     4.72                           784,433

Equity compensation
plans not approved by
security holders                      --                         --                              --
                                  ---------                     ----                           -------
TOTAL                             4,715,567                     4.72                           784,433
                                  =========                     ====                           =======


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Purchase of Company Stock by Avatex Corporation. Since the beginning of Fiscal Year 2002, a subsidiary of the Company's controlling shareholder, Avatex Corporation, purchased 56,600 shares of the Company's common stock in the open market, increasing its beneficial ownership level to 48.1% of the Company's common stock as of September 30, 2002.

          Co-CEO Office Expenses. During Fiscal Year 2002, the Company paid $106,000 to Human Service Group, Inc. for secretarial services provided to Mr. Estrin. Human Service Group, Inc. is a corporation wholly owned by Mr. Estrin. During Fiscal Year 2002, the Company paid CB Equities Corporation $17,000 for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

          Co-Chief Executive Officer Resignations. Pursuant to a Settlement Agreement by and among Mr. Butler, Mr. Estrin, the Company and the Company's Official Committee of Unsecured Creditors, Messrs. Butler and Estrin resigned from their positions with the Company effective as of July 8, 2002. In addition to general mutual releases given among such parties, Messrs. Butler and Estrin each received: (i) $1.5 million; (ii) continuing medical benefits until confirmation of a Plan of Reorganization; (iii) use of their respective Company-leased vehicles until December 2002; (iv) life insurance coverage for up to one year; and (v) one-half of the Company's holdings in Avatex Corporation, Chemlink Acquisition Company, and Presby Corporation and its affiliates. These investments were valued at approximately $100,000 in total.

          President and Chief Operating Officer Severance. Mr. Schwartz resigned his positions from the Company as of August 17, 2002. The resignation was a result of a "change of control" as defined in his employment agreement which included the sale of substantially all of the Company's assets, which occurred on July 19, 2002. His employment agreement provided for certain severance payments and other benefits, including a lump-sum severance of $1.2 million and one year of continuing benefits from his date of termination. The Company elected to pay Mr. Schwartz the value of most of these benefits which was $47,368. He continues to receive Company-paid medical benefits. Other than the foregoing, the Company owes no further obligations to Mr. Schwartz.

                                     PART IV


ITEM 14. CONTROLS AND PROCEDURES.

     Not Applicable.


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

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


                                         PHAR-MOR, INC.


Date: October 15, 2002                   By: /s/ John R. Ficarro
                                             -------------------
                                                 John R. Ficarro
                                                 Senior Vice President and Chief
                                                 Administrative Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates listed below.

Date: October 15, 2002                   By: /s/ John R. Ficarro
                                             -------------------
                                                 John R. Ficarro, Senior Vice
                                                 President and Chief
                                                 Administrative Officer
                                                 (principal executive officer)


Date: October 15, 2002                   /s/ Monroe Osterman
                                             ---------------
                                                 Monroe Osterman, Director


Date: October 15, 2002                   /s/ Arthur G. Rosenberg
                                             -------------------
                                                 Arthur G. Rosenberg, Director


Date: October 15, 2002                   /s/ Martin S. Seekely
                                             -----------------
                                                 Martin S. Seekely
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (principal financial and
                                                 accounting officer)

                                  CERTIFICATION

I, John R. Ficarro, certify that:

     1.   I have reviewed this annual report on Form 10-K of Phar-Mor, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

Date: October 15, 2002


/s/  John R. Ficarro
--------------------
John R. Ficarro
Senior Vice President
Chief Administrative Officer

                                  CERTIFICATION

I, Martin S. Seekely, certify that:

     1.   I have reviewed this annual report on Form 10-K of Phar-Mor, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

Date: October 15, 2002


/s/  Martin S. Seekely
----------------------
Martin S. Seekely
Vice President, Chief Financial Officer

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

*3.1             Amended and Restated Articles of Incorporation

**3.2            Amended and Restated By-laws

*4.1             Indenture dated September 11, 1995 between Phar-Mor, Inc. and IBJ Schroder Bank &
                 Trust Company

*4.2             Warrant Agreement dated September 11, 1995 between Phar-Mor, Inc. and Society National
                 Bank

***10.1          Employment Agreement between Phar-Mor, Inc. and Abbey J. Butler, dated October 1, 1997

***10.2          Employment Agreement between Phar-Mor, Inc. and Melvyn J. Estrin, dated October 1, 1997

*****10.3        Amended and Restated Employment Agreement between Phar-Mor, Inc. and M. David Schwartz, dated
                 February 15, 2002

*****10.4        Amended and Restated Employment Agreement between Phar-Mor, Inc. and John R. Ficarro, dated
                 February 15, 2002

*****10.5        Amended and Restated Employment Agreement between Phar-Mor, Inc. and Martin S. Seekely, dated
                 February 15, 2002

*10.6            Form of Indemnification Agreement dated as of September 11, 1995

**10.7           Phar-Mor, Inc. 1995 Amended and Restated Stock Incentive Plan

**10.8           Phar-Mor, Inc. 1995 Director Stock Plan, as Amended

**10.9           Phar-Mor, Inc. 1996 Director Retirement Plan

**10.10          Employee Stock Purchase Plan

******10.11      Loan and Security Agreement dated September 24, 2001 by and among the financial institutions listed on the signature pages therein, Fleet Retail Finance, Inc., as agent, and Phar-Mor, Inc.,
                 Phar-Mor, Inc. LLC, Phar-Mor of Delaware, Inc., Phar-Mor of Florida, Inc., Phar-Mor of Ohio,
                 Inc., Phar-Mor of Virginia, Inc., Phar-Mor of Wisconsin, Inc., and Pharmhouse Corp.

10.12            Motion for an Injunction Prohibiting the Transfer of Certain Stock in the Debtors Until
                 Confirmation of the Plan of Reorganization filed February 20, 2002.

10.13            Order Enjoining the Transfer of Certain Stock in the Debtors Until Confirmation of the Plan of
                 Reorganization filed March 27, 2002.

****10.21.1      List of Subsidiaries




--------------------------------------------------

*        Previously filed in connection with the filing of Phar-Mor's Form 10, on October 23, 1995

**       Previously filed in connection with the filing of  Phar-Mor's quarterly report on Form 10-Q, on May 1,
         1998

***      Previously filed in connection with the filing of  Phar-Mor's annual report on Form 10-K405, on
         September 25, 1998

****     Previously filed in connection with the filing of  Phar-Mor's quarterly report on Form 10-Q, on November
         2, 1998

*****    Previously filed in connection with the filing of Phar-Mor's quarterly report on Form 10-Q, on May 6,
         2002

******   Previously filed in connection with the filing of Phar-Mor's annual report on Form 10-K405 on November
         15, 2001


PHAR-MOR, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                       PAGE

CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
(Liquidation Basis) AS OF JUNE 29, 2002                                                F - 2

CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN                                F - 3
 LIQUIDATION (Liquidation Basis) AS OF JUNE 29, 2002.

CONSOLIDATED BALANCE SHEET (Going Concern Basis) AS OF JUNE 30, 2001                   F - 4

CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis) FOR THE
FIFTY-TWO WEEKS ENDED JUNE 29, 2002, THE FIFTY-TWO WEEKS ENDED JUNE 30,
 2001 AND THE FIFTY-TWO WEEKS ENDED JULY 1, 2000                                       F - 5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Going
Concern Basis) FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 2002, THE FIFTY- TWO
WEEKS ENDED JUNE 30, 2001 AND THE FIFTY-TWO WEEKS ENDED JULY 1, 2000                   F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis) FOR THE
FIFTY-TWO WEEKS ENDED JUNE 29, 2002, THE FIFTY-TWO WEEKS ENDED JUNE 30,
2001 AND THE FIFTY-TWO WEEKS ENDED JULY 1, 2000                                        F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                             F - 8

SCHEDULE II                                                                           F - 26


PHAR-MOR, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                JUNE 29, 2002
                                                                                -------------
ASSETS

Cash and cash equivalents                                                           $  9,239
Accounts receivable - net                                                             23,577
Merchandise inventories                                                               79,591
Prepaid expenses                                                                         771
Property and equipment - net                                                           3,004
Pharmacy files                                                                        30,596
Other assets                                                                           2,748
                                                                                    --------

          Total assets                                                              $149,526
                                                                                    ========

LIABILITIES

Liabilities subject to compromise - unsecured claims                                $186,679
Liabilities subject to compromise - priority and administrative claims                15,556
Accounts payable                                                                      25,174
Accrued expenses                                                                      24,176
Reserve for estimated costs during the liquidation                                    13,933
Borrowings under debtor-in-possession financing arrangements                          36,137
Self insurance reserves                                                                3,406
Other liabilities                                                                        396
                                                                                    --------
          Total liabilities                                                          305,457
                                                                                    --------

         Net liabilities in liquidation                                             $155,931
                                                                                    ========


The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
(LIQUIDATION BASIS)
(UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


   Net liabilities on a going concern basis as of June 29, 2002                $( 62,963)

   Adjustments to reflect liquidation basis accounting:
     Write down accounts receivable to amount expected to be realized in
        liquidation                                                               (5,591)
     Write down inventory to expected liquidation value                          (34,304)
     Write down other assets to expected liquidation value                        (1,618)
     Accrue potential lease rejection claims                                     (19,111)
     Write down property and equipment to liquidation value                      (42,921)
     Increase in value of pharmacy files to net realizable value                  30,355
     Estimated expenses to be incurred through liquidation                       (19,778)
                                                                               ---------

   Net liabilities in liquidation as of June 29, 2002                          $(155,931)
                                                                               =========




The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
--------------------------------------------------------------------------------

                                                                         JUNE 30, 2001
                                                                         -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 14,393
  Marketable securities                                                           143
  Accounts receivable - net                                                    25,495
  Merchandise inventories                                                     186,226
 Prepaid expenses                                                               6,595
                                                                             --------
          Total current assets                                                232,852

PROPERTY AND EQUIPMENT - NET                                                   67,044
GOODWILL                                                                        3,925
INVESTMENTS                                                                     3,233
INVESTMENT IN AVATEX                                                              789
OTHER ASSETS                                                                    5,593
                                                                             --------

          Total assets                                                       $313,436
                                                                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $ 78,148
  Accrued expenses                                                             31,222
  Current portion of self insurance reserves                                    2,165
  Current portion of long-term debt                                             3,647
  Current portion of capital lease obligations                                  4,191
                                                                             --------
          Total current liabilities                                           119,373

LONG-TERM DEBT                                                                149,377
CAPITAL LEASE OBLIGATIONS                                                      11,414
LONG-TERM SELF INSURANCE RESERVES                                               5,503
UNFAVORABLE LEASE LIABILITY - NET                                               9,395
                                                                             --------
          Total liabilities                                                   295,062
                                                                             --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                535
                                                                             --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized shares, 10,000,000,
      none outstanding                                                              -
  Common stock, $.01 par value, authorized shares, 40,000,000;
      issued and outstanding shares, 12,240,865                                   122
  Additional paid-in capital                                                   90,326
  Stock options outstanding                                                     1,881
  Retained deficit                                                            (67,807)
                                                                             --------
                                                                               24,522

Less:  equity, through investment in Avatex, in cost of common stock
         of the Company held by Avatex, Inc.                                   (6,683)
                                                                             --------
         Total stockholders' equity                                            17,839
                                                                             --------
         Total liabilities and stockholders' equity                          $313,436
                                                                             ========



The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                             (UNAUDITED)
                                                              FIFTY-TWO             FIFTY-TWO             FIFTY-TWO
                                                             WEEKS ENDED           WEEKS ENDED           WEEKS ENDED
                                                            JUNE 29, 2002         JUNE 30, 2001         JULY 1, 2000
                                                            -------------         -------------         ------------
Sales                                                            $846,363            $1,241,012            $1,292,090

Less:
 Cost of goods sold, including occupancy and
      distribution costs                                          717,336             1,027,992             1,050,208
 Selling, general and administrative expenses                     149,357               203,582               211,833
 Depreciation and amortization                                     13,568                19,917                24,708
 Impairment of long-lived assets                                        -                23,377                     -
                                                              -----------           -----------           -----------

 (Loss) income from operations before interest
  expense, investment (loss), interest income,
  reorganization items, equity in (loss) income of
  affiliates, income taxes and extraordinary items                (38,898)              (33,856)                5,341

Interest expense                                                   (7,658)              (18,317)              (18,851)
Investment loss                                                       (60)               (3,097)               (5,528)
Interest income                                                       708                    49                   124
                                                              -----------           -----------           -----------

Loss before equity in (loss) income of affiliates,
  income taxes and extraordinary items                            (40,908)              (55,221)              (18,914)
Reorganization items                                              (37,170)                    -                     -
Equity in (loss) income of affiliates                              (2,709)               (5,564)                6,774
                                                              -----------           -----------           -----------
Loss before income taxes and extraordinary Items                  (80,787)              (60,785)              (12,140)
Income tax provision                                                    -                 9,565                     -
                                                              -----------           -----------           -----------
Loss income before extraordinary item                             (80,787)              (70,350)              (12,140)

Extraordinary items:
  Gain on extinguishment of debt                                        -                19,731                 1,117
  Equity in extraordinary item of affiliate                             -                 1,824                     -
                                                              -----------           -----------           -----------
Net loss                                                      $   (80,787)             $(48,795)             $(11,023)
                                                              ===========            ==========           ===========

(Loss) income per basic and diluted share:
  Loss before extraordinary item                              $     (7.51)           $    (6.46)          $     (1.08)
  Extraordinary items                                         $         -            $     1.98           $       .10
                                                              -----------           -----------           -----------
  Net loss                                                    $     (7.51)           $    (4.48)          $      (.98)
                                                              ===========            ==========           ===========

Weighted average number of basic shares outstanding            10,759,832            10,886,359            11,241,342
                                                              ===========            ==========           ===========
Weighted average number of diluted shares outstanding          10,759,832            10,886,359            11,241,342
                                                              ===========            ==========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (GOING CONCERN BASIS) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                          EQUITY,
                                                                                          THROUGH
                                                                                        INVESTMENT
                                                                                        IN AVATEX,
                                                                                        IN COST OF
                                            COMMON STOCK                               COMMON STOCK
                                           --------------                                 OF THE
                                                     PAR       ADDITIONAL    STOCK        COMPANY       RETAINED     TOTAL
                                                    VALUE       PAID-IN     OPTIONS       HELD BY      (DEFICIT)  STOCKHOLDERS'
                                          SHARES    AMOUNT      CAPITAL   OUTSTANDING   AVATEX, INC.    EARNINGS     EQUITY
                                          ------    ------      -------   -----------   ------------    -------      ------

BALANCE AT JULY 3, 1999                   12,241         $122     $90,007       $2,105      $(5,001)     $(7,989)    $79,244

Net loss                                       -            -           -            -            -      (11,023)    (11,023)

Stock options outstanding                      -            -           -           95            -            -          95

Purchase of Avatex shares                      -            -           -            -       (1,358)           -      (1,358)
                                          ------         ----     -------       ------      -------      -------     -------

BALANCE AT JULY 1, 2000                   12,241          122      90,007        2,200       (6,359)     (19,012)     66,958

Net loss                                       -            -           -            -            -      (48,795)    (48,795)

Forfeited stock options                        -            -         319         (319)           -            -           -

Avatex purchase of Phar-Mor shares             -            -           -            -         (324)           -        (324)
                                          ------         ----     -------       ------      -------      -------     -------

BALANCE AT JUNE 30, 2001                  12,241          122      90,326        1,881       (6,683)     (67,807)     17,839

Net loss                                       -            -           -            -            -      (80,787)    (80,787)

Avatex purchase of Phar-Mor shares             -            -           -            -          (15)           -         (15)
                                          ------         ----     -------       ------      -------      -------     -------

BALANCE AT JUNE 29, 2002 (UNAUDITED)      12,241         $122     $90,326       $1,881      $(6,698)   $(148,594)   $(62,963)
                                          ======         ====     =======       ======      =======    =========    ========



The accompanying notes are an integral part of these consolidated financial statements.

PHAR-MOR, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           (UNAUDITED)
                                                            FIFTY-TWO       FIFTY-TWO      FIFTY-TWO
                                                           WEEKS ENDED     WEEKS ENDED    WEEKS ENDED
                                                          JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                          -------------   -------------   ------------
OPERATING ACTIVITIES
  Net loss                                                     $  (80,787)    $  (48,795)     $ (11,023)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Items not requiring the outlay of cash:
      Depreciation                                                 13,303         17,317         18,682
      Impairment of long lived assets                                   -         23,377              -
      Reorganization items                                         22,134              -              -
      Deferred tax provision                                            -          9,565              -
      Stock option expense                                              -              -             95
      Amortization of video rental tapes                                -          1,271          4,696
      Amortization of deferred financing costs and goodwill         1,504          2,007          1,594
      Realized and unrealized loss on equity investments            2,759          3,915          1,111
      Gain on extinguishment of debt                                    -        (19,731)        (1,117)
      Deferred rent and unfavorable lease liabilities                (574)        (1,244)          (434)
    Changes in assets and liabilities:
      Accounts receivable                                            (554)          (478)         3,232
      Marketable securities                                           143          2,922            235
      Merchandise inventories                                      55,730         20,534          8,506
      Prepaid expenses                                              1,930           (496)           803
      Other assets                                                    276         (1,546)        (1,277)
      Liabilities subject to compromise                            (4,483)             -              -
      Accounts payable                                             38,812        (16,437)       (18,638)
      Accrued expenses                                              3,509         (7,312)         4,543
      Other                                                             -         (1,603)        (1,367)
                                                               ----------     ----------      ---------
  Net cash provided by (used for) operating activities             53,702        (16,734)         9,641
                                                               ----------     ----------      ---------

INVESTING ACTIVITIES
  Additions to rental videotapes                                        -           (803)        (1,485)
  Additions to property and equipment                              (2,198)        (4,869)       (17,051)
  Proceeds from the sale of property and equipment                  1,359              -              -
  Investment in Avatex                                                  -              -         (5,724)
  Proceeds from the sale of pharmacy files                         23,475              -              -
  Proceeds from sale of equity securities                               -          9,298          6,000
  Investment in equity securities                                       -           (229)       (11,761)
                                                               ----------     ----------      ---------
  Net cash provided by (used for) for investing activities         22,636          3,397        (30,021)
                                                               ----------     ----------      ---------

FINANCING ACTIVITIES
  (Payments) borrowings under revolving credit facility           (64,168)        40,022         40,217
  Retirement of senior notes                                            -        (20,270)        (9,032)
  Principal payments on term debt                                  (2,406)        (1,371)        (1,397)
  Principal payments on capital lease obligations                  (2,414)        (4,376)        (7,357)
  Bank overdrafts                                                 (10,993)        (3,027)        (3,793)
  Other additions to long-term debt                                     -              -          1,148
  Debt issuance cost                                               (1,511)             -              -
                                                               ----------     ----------      ---------
  Net cash (used for) provided by financing activities            (81,492)        10,978         19,786
                                                               ----------     ----------      ---------
  Decrease in cash and cash equivalents                            (5,154)        (2,359)          (594)
  Cash and cash equivalents, beginning of period                   14,393         16,752         17,346
                                                               ----------     ----------      ---------
  Cash and cash equivalents, end of period                     $    9,239     $   14,393      $  16,752
                                                               ==========     ==========      =========

SUPPLEMENTAL INFORMATION
         Interest paid                                         $   10,189     $   20,300      $  13,602
         Income tax refunds                                             -              -             53


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------

1.   BANKRUPTCY

     On September 24, 2001, the Company and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code to restructure their operations in an effort to return to profitability. The Company closed approximately 65 of its 139 stores. These stores were identified as either under-performing or outside the Company's core markets. The Company focused on continuing operations on the 74 remaining stores, while reducing corporate overhead and attempting to solidify its position in markets it served. Based on continued losses, the Company and its Official Committee of General Unsecured Creditors determined in late June 2002 that a sale or liquidation of the Company was in the best interest of all creditors and shareholders.

     On July 18, 2002, the Company entered into an agency agreement to sell substantially all of the assets of the stores and distribution center to a joint venture comprised of Hilco Merchant Resources, LLC and The Ozer Group, LLC. This agreement was approved by the bankruptcy court on July 18, 2002 and the Company then commenced an orderly liquidation of its assets and wind down of its operation.

     Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease but is subject to a claim of damages for the breach thereof. With respect to the orderly wind down of operations, the Company, with Court approval, engaged a third party to market substantially all of its unexpired leases. Those leases, which were successfully sold, were assigned to and assumed by the purchasing parties, with Court approval. The remaining unexpired leases were rejected and may be subject to a claim of damages for breach thereof.

     Until a plan of liquidation is confirmed by the Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors, or the timing of any such distribution of recoveries. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact on such liabilities of a confirmed plan of liquidation. As of October 9, 2002, no plan of reorganization or liquidation had been submitted to the Court. Substantially all of the Company's pre-petition liabilities are subject to compromise under the bankruptcy proceedings.

2.   LIQUIDATION BASIS OF ACCOUNTING

     The Company's consolidated financial statements have been prepared on a liquidation basis beginning with June 29, 2002. This basis of accounting is appropriate when, among other things, liquidation of a company appears imminent and the net realizable values of its assets are reasonably determinable. Under this basis of accounting, assets are stated at their net realizable values, liabilities are stated at contractual face value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Any differences in realized values from the estimated values will be recognized in the period in which they can be reasonably estimated. Further, it is not possible at this time to determine the amount and timing of any such distribution to the creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------

     Adjustments from Going Concern to Liquidation Basis of Accounting:


          Net liabilities on a going concern basis as of June 29, 2002                    $( 62,963)

          Adjustments to reflect liquidation basis accounting:
            Write down accounts receivable to amount expected to be realized in
               liquidation                                                                   (5,591)
            Write down inventory to expected liquidation value                              (34,304)
            Write down other assets to expected liquidation value                            (1,618)
            Accrue potential lease rejection claims                                         (19,111)
            Write down property and equipment to liquidation value                          (42,921)
            Increase in value of pharmacy files to net realizable value                      30,355
            Estimated expenses to be incurred through liquidation                           (19,778)
                                                                                          ---------

          Net liabilities in liquidation as of June 29, 2002 (Liquidation Basis)          $(155,931)
                                                                                          =========



     ASSUMPTIONS USED WHEN CONVERTING TO THE LIQUIDATION BASIS OF ACCOUNTING AT JUNE 29, 2002

     Management estimated that the Company would spend $19,778 in severance costs, operating costs and wind down expenses through final dissolution. This amount was accrued at June 29, 2002 in accordance with liquidation accounting.

     Cash and cash equivalents - Presented at face value.

     Accounts receivable - net - Fair value was estimated for each type of receivable by first applying a normal going concern basis allowance for doubtful accounts and then applying an additional allowance based on the probability of collection in a liquidation environment. Management anticipates that receivables from vendors which the Company will no longer be purchasing product from will be much more difficult to collect. This resulted in an adjustment of $5,591.

     Merchandise inventories - Fair value was calculated based on the proceeds received on the liquidation of the inventory, which was completed by September 10, 2002. This resulted in an adjustment of $34,304.

     Prepaid expenses - Fair value was calculated based on the amount estimated to be returned to the Company for cancelled insurance policies and prorated business taxes. Other prepaid items such as prepaid maintenance contracts or prepaid rents were assumed to have no value. The resulting write down is included in the Write down other assets to expected liquidation value.

     Property and equipment - net - Fair value was calculated based on the proceeds received on the liquidation of the property and equipment, which was completed by September 10, 2002. This resulted in an adjustment of $42,921.

     Pharmacy files - Fair value was calculated based on the proceeds received on the sale of the pharmacy files which was completed by September 10, 2002. This resulted in an increase in the recorded value of $30,355.

     Other assets - Fair value was estimated for each asset that is expected to have a value in liquidation. Other assets such as goodwill and prepaid finance fees were assumed to have no value. The resulting write down is included in the Write down other assets to expected liquidation value.

     All pre-petition liabilities have been reclassified to either Liabilities subject to compromise - unsecured claims or Liabilities subject to compromise - priority and administrative claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
--------------------------------------------------------------------------------

     The following summarizes at face value the unsecured liabilities subject to compromise:

            Trade accounts payable                               $   67,140
            Accrued expenses                                         13,326
            Rejected lease reserve                                   53,074
            Unsecured debt                                           46,782
            Capital leases                                            4,190
            Accrued interest                                          2,167
                                                                 ----------

            Total unsecured liabilities subject to compromise    $  186,679
                                                                 ==========


     The rejected lease reserve was calculated by multiplying the gross value of the lease rejection claims for the store and distribution center real estate leases that were rejected by 75% to estimate the ultimate lease rejection claims that will be allowed by the court.

     Liabilities subject to compromise - priority and administrative claims include vendor reclaimation claims, tax claims and other pre-petition priority and administrative claims.

     Self insurance reserves - Fair value was estimated based on the amount of the letters of credit issued by the Company to the workers compensation insurance providers to cover open claims and the amount paid to those insurance providers subsequent to June 29, 2002.

     Accounts payable, accrued expenses, borrowings under debtor-in-possession financing arrangements and other liabilities are expected to be paid in full and are reflected at face value.

3.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (GOING CONCERN
     BASIS)

     a. Fiscal Periods Presented - The accompanying consolidated balance sheet were prepared as of June 30, 2001. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows were prepared for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001, and the fifty-two weeks ended July 1, 2000. The Company's fiscal year ends on the Saturday closest to June 30.

     b. Business - The Company operates a chain of "deep discount" drugstores primarily located in the mid-west and along the east coast of the continental United States in which it sells merchandise in various categories. The Company operates in one segment.

     c. Principles of Consolidation - The consolidated financial statements include the accounts of Phar-Mor, Inc., its wholly owned subsidiaries and its majority-owned partnerships. All inter-company accounts and transactions have been eliminated.

     d. Cash and Cash Equivalents - The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     e. Marketable Securities - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are carried at fair market value as trading securities. The cost of the securities sold is determined using the specific identification method. Marketable securities consist primarily of equity instruments of corporations. Unrealized (losses) gains of $0, $(2,922) and $419 are included in investment loss in the Consolidated Statements of Operations for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001 and the fifty-two weeks ended July 1, 2000.

     f. Merchandise Inventories - Merchandise inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
--------------------------------------------------------------------------------

     g. Video Rental Tapes - Videotapes held for rental which are included in inventories, are recorded at cost and are amortized over their estimated economic lives with no provision for salvage value. With respect to "hit" titles for which four or more copies per store are purchased, the fourth and any succeeding copies are amortized over nine months on a straight-line basis. All other video cassette purchases up to three copies per store are amortized over thirty-six months on a straight-line basis. The Company discontinued videotape rental during Fiscal 2001.

     h. Investments - Investments consist of equity interests in unconsolidated affiliates that do not have readily determinable market values. The Company uses the equity method of accounting for investments ($1,933 at June 30, 2001) in which it has 20% or more interest in voting common stock and the cost method of accounting for investments ($1,300 at June 30, 2001) in which it has less than a 20% interest in voting common stock or investments in preferred stock (see
          Note 11). During fiscal 2001 and 2000 the Company recorded a $1,000 and $5,500, respectively, investment loss resulting from an other than temporary impairment of a cost basis investment.

     i. Investment in Avatex - During the three fiscal year ended July 1, 2000, the Company invested $10,725 to purchase approximately 25.2% of Avatex Corporation, formerly known as FoxMeyer Health Corporation ("Avatex"), an affiliate of one of the Company's former largest suppliers and the largest stockholder of the Company (see Note 11). Accordingly, upon attaining a 20% or more interest in Avatex's common stock during the fiscal year ended July 1, 2000, the Company changed its method of accounting for the investment from the cost to the equity basis as required by generally accepted accounting principles. Because Avatex holds an approximate 48% interest in the Company's common stock, the Company treats Avatex's investment in the Company's common stock similar to treasury stock, with a reduction in the number of shares outstanding for calculating earnings per share of 1,482,424 and 1,354,506 at June 29, 2002 and June 30, 2001, respectively.

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

     k. Goodwill - Goodwill is amortized on a straight-line basis over its estimated useful life, which ranges between 25 and 40 years and is net of accumulated amortization of $1,775 at June 30, 2001.

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

     o. Accounting for the Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
--------------------------------------------------------------------------------

          in circumstances indicate that the book value of the assets may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining lives in measuring whether the assets are recoverable. During Fiscal 2001, the Company wrote down approximately $12,307 of furniture and fixtures, and leasehold improvements, and $11,070 of goodwill related to certain stores resulting from current year operating losses combined with a history of losses and projected future losses. The impairment losses are included in the statement of operations as impairment of long-lived assets. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their fair value.

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

     s. Self-Insurance Reserves - The Company is generally self-insured for losses and liabilities related primarily to workers' compensation and comprehensive general and product liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
--------------------------------------------------------------------------------

     y. In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. SFAS No.142 was optional for Fiscal 2002 and required in later years. The Company continued to amortize Goodwill during Fiscal 2002.

     z. Advertising Costs - Advertising costs are expensed when incurred. Advertising expenses for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001 and the fifty-two weeks ended July 1, 2000 were $19,581, $22,421 and $22,827, respectively.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                 June 30, 2001
                                                                 -------------
              Accounts receivable - vendors                            $ 9,373
              Third-party prescriptions                                 16,695
              Vendor coupons                                               601
              Other                                                        280
                                                                       -------
                                                                        26,949

              Less allowance for doubtful accounts                       1,454
                                                                       -------
                                                                       $25,495
                                                                       =======
5.   MERCHANDISE INVENTORIES

     Merchandise inventories consists of the following:

                                                                 June 30, 2001
                                                                 -------------
              Store inventories                                       $163,138
              Warehouse inventories                                     35,414
              Video rental tapes - net                                     -0-
                                                                      --------
                                                                       198,552

              Less reserves for markdowns, shrinkage
                and vendor rebates                                      12,326
                                                                      --------
                                                                      $186,226
                                                                      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
--------------------------------------------------------------------------------

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 June 30, 2001
                                                                 -------------
         Furniture, fixtures and equipment                            $ 65,698
         Building improvements to leased property                       49,583
         Land                                                              497
         Building                                                        1,517
         Capital leases:
           Buildings                                                    11,076
           Furniture, fixtures and equipment                            22,072
                                                                      --------
                                                                       150,443

         Less accumulated depreciation and amortization                 83,399
                                                                      --------
                                                                      $ 67,044
                                                                      ========

7.   OTHER ASSETS

     Other assets consists of the following:

                                                                 June 30, 2001
                                                                 -------------
         Purchased pharmacy files                                      $ 2,797
         Liquor licenses                                                   994
         Deferred debt expense                                             806
         Utility and other deposits                                        357
         Other                                                             639
                                                                       -------
                                                                       $ 5,593
                                                                       =======


     Deferred debt expense, liquor licenses and purchased pharmacy files are net of accumulated amortization of $1,159 at June 30, 2001. The deferred debt expense consists of debt origination costs associated with the credit facility (See Note 8).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

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

     The Credit Facility was terminated on September 24, 2001 due to the Company's bankruptcy filing, and outstanding borrowings of $97,022 were repaid using borrowings from the newly secured $135 million
     Debtor-in-Possession ("DIP") Credit Facility through Fleet Retail Finance.

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

     Credit availability under the DIP Credit Facility at any time is the lesser of the Availability (as defined in the Facility) or $135,000. Maximum credit availability under the DIP Credit Facility declined to $100,000 on November 1, 2001 at the Company's election. The DIP Credit Facility established a first priority lien and security interest in all of the assets of the Company.

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

     The DIP Credit Facility was terminated July 19, 2002 and repaid using the proceeds from the sale of substantially all of the store and distribution center assets.

     At June 29, 2002 the Fleet reference rate (prime rate) was 4.75% and the LIBOR rate was 1.836%.

     At June 29, 2002 there were letters of credit in the amount of $8,201 outstanding under the Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
--------------------------------------------------------------------------------

9.   LONG-TERM DEBT

     The composition of the debt obligations included on the consolidated balance sheets is as follows:


                                                                        June 30, 2001
                                                                        -------------
     Senior unsecured notes, interest rate of 11.72%,
        due September 2002                                                   $ 41,312

     Revolving Credit Facility (See Note 8)                                   100,305

     Equipment notes, interest rate of 7%, due in installments
        through October 2003                                                    3,006

     Tax notes, interest rates at 5.89% to 8%, due
        through September 2006                                                  4,482

     Real estate mortgage notes and bonds payable at rates ranging
        from 3% to 9.98% and the prime rate plus 1%                             3,919
                                                                             --------
     Total debt                                                               153,024

     Less current portion                                                       3,647
                                                                             --------

     Total long-term debt                                                    $149,377
                                                                             ========



     The Company must offer to purchase the senior unsecured notes at a price equal to 101% of the principal amount upon the occurrence of a change in control. The senior notes contain restrictions on, among other things, incurrence of debt, payment of dividends and repurchases of common stock. During fiscal year 2001 the Company recognized extraordinary gains of $19,731 in connection with the retirement of $40,001 of senior unsecured notes.

     The Company has mortgage notes and bonds payable collateralized by real estate with an aggregate net book value of $3,694 at June 30, 2001.

10.  LEASES

     The Company leases its retail store properties, certain warehouse facilities and certain equipment under capital and operating leases. Generally, leases are net leases that require the payment of executory expenses such as real estate taxes, insurance, maintenance and other operating costs, in addition to minimum rentals.

     The operating leases on substantially all store properties provide for additional rentals when sales exceed specified levels and contain escalation clauses. Rent expense for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001 and fifty-two weeks ended July 1, 2000, was $30,644, $43,149 and $43,730, respectively, including $75, $185 and $206 of additional rentals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

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

     The Company paid $106, $104 and $95 to Human Service Group, Inc. during Fiscal Year 2002, 2001 and 2000, respectively, for secretarial services provided to Mr. Estrin. Human Service Group, Inc. is a corporation wholly owned by Mr. Estrin.

     The Company paid CB Equities Corporation $17, $67 and $74 during Fiscal Years 2002, 2001 and 2000, respectively, for office and equipment support for Mr. Butler. Mr. Butler is President of CB Equities Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

     Pursuant to a Settlement Agreement by and among Mr. Butler, Mr. Estrin, the Company and the Company's Official Committee of Unsecured Creditors, Messrs. Butler and Estrin resigned from their positions with the Company effective as of July 8, 2002. In addition to general mutual releases, they each received: (i) $1.5 million: (ii) continuing medical benefits until confirmation of a Plan of Reorganization: (iii) their respective Company-leased vehicles until December 2002: (iv) life insurance coverage for up to one year, and (v) one-half of the Company's holdings in Avatex Corporation, Chemlink Acquisition Company, Presby Corporation and its affiliates.

12.  WARRANTS AND OPTIONS

     WARRANTS

     There are warrants to purchase an aggregate of 1,250,000 of the Company's common shares outstanding as of June 30, 2001. Each warrant entitles the holder thereof to acquire one common share at a price of $13.50, subject to certain adjustments. Subsequent to year end all warrants expired.

     STOCK OPTIONS

     The Company has an incentive stock option plan for officers and key employees which allows for the issuance of a maximum of 5,000,000 options. As of June 29, 2002, options for 534,433 common shares were reserved for future grant, and options for 4,465,567 shares were outstanding and are exercisable upon vesting. Under the terms of the option plan, all options have a seven-year term from date of grant. Generally, the options granted vest with respect to 20% or 33 1/3% of the underlying shares on the grant date, and will vest in additional increments of 20% or 33 1/3% of the underlying shares on each of the subsequent anniversaries of the grant date until 100% vested. To the extent then vested, the options are generally exercisable within one year following the death or disability of the holder of the option, and within six months of any termination event, except where a termination is for cause, in which case the option will then terminate. To the extent then not vested, the options generally will terminate upon the holders' death, disability or termination of employment. The employment agreements of certain executive officers provide for accelerated vesting of options upon specified termination events.

     The Company has a stock option plan for directors. Before October 1, 1997, each director received an annual grant of an option to purchase 5,000 shares of Common Stock. Commencing with the grant on October 1, 1997, each director now receives an annual grant of an option to purchase 10,000 shares of Common Stock. The options vest immediately, expire five years after the grant date and are exercisable at an exercise price equal to the market price on the grant date. A maximum of 500,000 common shares may be granted under the stock option plan for directors. As of June 29, 2002, options for 250,000 shares were outstanding.

     Each director may also elect to receive common stock, in lieu of all or portions of the director's annual retainer at a price equal to the market price as of October 1 of the year of the election.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001 and the fifty-two weeks ended July 1, 2000, the Company recognized $0, $0 and $95, respectively, in compensation cost for the Company's stock option plans in the accompanying consolidated financial statements. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described above, the Company's net income (loss) and net income
     (loss) per share would have been reduced to the pro forma amounts indicated on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

                                    Fifty-two weeks           Fifty-two weeks           Fifty-two weeks
                                    Ended June 29, 2002       Ended June 30, 2001       Ended July 1, 2000
                                    -------------------       -------------------       ------------------
         Net (loss) income:
           As reported                  $     (80,787)            $     (48,795)            $    (11,023)
           Pro forma                    $     (81,240)            $     (49,819)            $    (13,734)

         Basic and diluted (loss) earnings
         per share:
           As reported                  $       (7.51)            $       (4.48)            $       (.98)
           Pro forma                    $       (7.55)            $       (4.58)            $      (1.22)


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

     As of June 29, 2002, 4,670,167 options were exercisable at a weighted average exercise price per share of $4.76.

     The following table summarizes stock option activity under the plans:

                                                                                      Weighted
                                                                                       Average
                                                     Weighted                         Remaining      Weighted
                                                      Average                        Contractual      Average
                                     Options         Exercise     Exercise Price        Life        Grant Date
                                   Outstanding    Price Per Share    Per Share         (Years)      Fair Value
                                   -----------    ---------------    ---------         -------      ----------
     Balance at July 3, 1999         3,710,234         $ 6.88      $ 4.25 - $ 9.63       5.32
     Granted                           810,300         $ 2.55      $ 2.52 - $ 5.34                       1.20
     Forfeited                        (174,234)        $ 4.87      $ 2.52 - $ 9.63
                                   -----------
     Balance at July 1, 2000         4,346,300         $ 6.16      $ 2.52 - $ 9.63       4.72
     Granted                         1,194,000         $ 0.88      $ 0.73 - $ 1.53                       0.41
     Forfeited                        (646,733)        $ 5.80      $ 2.52 - $ 9.63
                                   -----------
     Balance at June 30, 2001        4,893,567         $ 4.92      $ 0.73 - $ 9.63       4.39
     Granted                                 -              -             -
     Forfeited                        (178,000)        $ 5.63      $ 2.52 - $ 8.00
                                   -----------
     Balance at June 29, 2002        4,715,567         $ 4.72      $ 0.73 - $ 9.63       3.44
                                   ===========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

The following table stratifies the options as of June 29, 2002:


                                                                Weighted Average                   Weighted Average
                                   Total       Weighted Average     Remaining                          Exercise
          Exercise Price          Options          Exercise        Contractual        Options       Price Per Share
             Per Share          Outstanding    Price Per Share    Life (Years)      Exercisable       Exercisable
             ---------          -----------    ---------------    ------------      -----------       -----------
         $ 6.17 - $ 9.63         1,833,667         $ 8.16             1.65           1,833,667          $ 8.16
         $ 4.25 - $ 5.44           990,800         $ 4.51             3.48             990,800          $ 4.51
         $ 2.52 - $ 3.16           697,100         $ 2.52             4.46             696,700          $ 2.52
         $ 0.73 - $ 1.53         1,194,000         $ 0.88             6.57           1,019,358          $ 0.89


     EMPLOYEE STOCK PURCHASE PLAN

     The Company sponsors an Employee Stock Purchase Plan ("ESPP") under which it is authorized to issue up to 500,000 shares of common stock to all employees with a minimum of three months of service. The ESPP allows eligible employees to contribute through payroll deductions up to 10% of their annual salary toward stock purchases. Stock purchases will be made quarterly at 90% of the closing price at the last day of any calendar quarter. The Employee Stock Purchase Plan was suspended effective June 30, 2001, after which employees were not permitted to contribute or purchase stock.

13.  INCOME TAXES

     Deferred income taxes at June 30, 2001 reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, the amounts used for income tax purposes and net operating loss carryforwards. Deferred tax assets are recognized to the extent that realization of such benefits is more likely than not.

     Changes in tax rates or laws will result in adjustments to the recorded deferred tax assets or liabilities in the period that the change is enacted.

     The components of deferred tax assets and liabilities are presented as follows:

                                                                 June 30, 2001
                                                                 -------------
            Deferred Tax Assets:
              Operating and restructuring reserves                   $   3,696
              Net operating losses                                     135,723
              Depreciation and amortization                             28,514
              Lease escalation accruals                                  3,772
              Jobs tax credit                                            4,441
              Other items                                                8,112
                                                                       184,258
              Valuation allowance                                     (184,258)
                                                                     ---------
                 Net deferred tax assets                             $     -0-
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
----------------------------------------------------------


     There is no current income tax provision in fiscal 2002, 2001 or 2000; a deferred tax provision in fiscal 2001 was recorded in the amount of $9,565. A reconciliation of the total tax provision with the amount computed by applying the statutory federal income tax rate to (loss) income before taxes is as follows:

                                                            Fifty-two       Fifty-two      Fifty-two
                                                           weeks ended     weeks ended    weeks ended
                                                          June 29, 2002   June 30, 2001   July 1, 2000
                                                          -------------   -------------   ------------
               Statutory tax rate                                (35.0%)         (35.0%)         (35.0%)
               State income taxes, net of federal benefit            -               -               -
               Tax effect of permanent differences                   -               -               -
               Change in valuation allowance                       35.0%          50.7%           35.0%
                                                                 ------          ------          -----
                 Effective tax rate                                 0.0%          15.7%            0.0%
                                                                 ======          ======          =====


     The Company has approximately $382,000 of tax basis NOLs available to offset future taxable income, as of June 29, 2002. Approximately $347,000 of this amount ("Section 382 NOLs") is subject to restrictions enacted in the Internal Revenue Code of 1986, as amended, dealing specifically with stock ownership changes and debt cancellations that occurred in connection with the Company's emergence from bankruptcy. Additional restrictions imposed by Internal Revenue Code Section 382 (I)(6), and the regulations thereunder, could further limit the Company's ability to use its Section 382 NOLs to offset future income to an amount approximating $5,500 annually. The remaining $35,000 of NOLs were incurred subsequent to September 2, 1995, and may be used to offset future taxable income without restriction. The NOLs will expire beginning in 2008.

     The Company also has $4,442 of federal targeted jobs tax credit carryovers, which will expire beginning in 2003.

     The Internal Revenue Service has completed its field examination of the Company's federal income tax returns for all years to and including June 1992.

14.  EMPLOYEE BENEFIT PLANS

     DEFINED CONTRIBUTION PLANS

     The Company has defined contribution employee savings plans covering employees who meet the eligibility requirements as described in the plans. The Company contributes to the union employee savings plan an amount equal to 25% of an employee's contribution up to a maximum of 4% of the employee's compensation. The Company contributes to the nonunion employee savings plan an amount equal to 100% of the employee's contribution up to 2% of the employee's pay and a minimum of 20% of the employee's contribution in excess of 2% up to 4% of employee's pay based on the Company's financial performance. The Company contributes to the Pharmhouse Corp. employee savings plan an amount equal to 100% of the employee's contribution up to one dollar of an employee's pay each week and 25% of the employee's contribution in excess of one dollar each week up to 3% of employee's pay. Employee savings plan expenses for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001 and the fifty-two weeks ended July 1, 2000, were $927, $1,215 and $1,214, respectively.

     HEALTH AND WELFARE PLANS

     The Company also contributes to a multi-employer union sponsored health and welfare plan covering truck drivers and warehouse personnel. Total expenses for the fifty-two weeks ended June 29, 2002, the fifty-two weeks ended June 30, 2001 and the fifty-two weeks ended July 1, 2000, were $1,586, $2,237 and $2,343, respectively.

     The Company has no postretirement health and welfare or benefits programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

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

     The following table sets forth the funded status of the Company's defined benefit pension plans and the amounts recognized in the Company's consolidated balance sheets:

                                                                 June 30, 2001
                                                                 -------------
        CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at the beginning of the year             $   5,382
        Service costs with expenses                                       419
        Interest cost                                                     372
        Actuarial (gain)/loss                                            (223)
        Amendments                                                          -
        Benefits paid                                                     (28)
                                                                    ---------
        Benefit obligation at end of year                               5,922
                                                                    ---------

        CHANGE IN PLAN ASSETS
        Fair value of plan assets at beginning of year                  3,704
        Actual return on plan assets                                       24
        Employer contributions                                             67
        Benefits paid                                                     (28)
                                                                    ---------
        Fair value of plan assets at end of year                        3,767
                                                                    ---------

        Funded status                                                  (2,155)
        Unrecognized net actuarial loss                                 1,242
        Unrecognized prior service cost                                     0
                                                                    ---------
        Net amount recognized                                       $    (913)
                                                                    =========

        Amounts recognized in the statement of
          financial position consist of:
            Accrued benefit liability                               $    (913)
            Intangible asset                                                0
                                                                    ---------
        Net amount recognized                                       $    (913)
                                                                    =========


                                                                 June 29, 2001
                                                                 -------------
                 ASSUMPTIONS
                 Discount rate                                             6.5%
                 Expected long-term rate of return on assets               8.5%
                 Rate of increase in future compensation levels            4.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------


                                                         Fifty-two        Fifty-two        Fifty-two
                                                        weeks ended      weeks ended      weeks ended
                                                       June 29, 2002    June 30, 2001     July 1, 2000
                                                       -------------    -------------     ------------
       COMPONENTS OF NET PERIODIC BENEFIT COST
       Service cost                                          $  381           $  419           $  339
       Interest cost                                            365              372              309
       Expected return on plan assets                          (322)            (337)            (290)
       Recognized actuarial loss                                 29               69               42
                                                             ------           ------           ------
       Net periodic pension expense                          $  453           $  523           $  400
                                                             ======           ======           ======


15.  REORGANIZATION ITEMS

     Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the fifty-two weeks ended June 29, 2002:

                                                               52 weeks ended
                                                               June 29, 2002
                                                               -------------
     Gain on sale of prescription files                            $ (21,148)
     Write-down inventory to expected net realizable value            16,601
     Impairment of long-lived assets                                  13,775
     Lease rejection costs, net                                       12,380
     Professional fees                                                 6,192
     Severance and retention costs                                     8,232
     Non-cash portion of severance                                     1,250
     Gain on sale of lease                                              (724)
     Other                                                               612
                                                                   ---------
     Total provision for reorganization                            $  37,170
                                                                   =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

16.  SELECTED QUARTERLY FINANCIAL DATA (GOING CONCERN BASIS)

     FISCAL 2002

                                                    THIRTEEN            THIRTEEN          THIRTEEN         THIRTEEN
                                                  WEEKS ENDED        WEEKS ENDED       WEEKS ENDED       WEEKS ENDED
                                              SEPTEMBER 29, 2001  DECEMBER 29, 2001   MARCH 30, 2002   JUNE 29, 2002
                                              ------------------  -----------------   --------------   -------------
      Sales                                          $   279,951        $   199,611      $   181,693     $   185,108
      Gross profit                                        43,724             27,660           28,769          28,874
      Net loss                                       $   (47,705)       $    (7,007)     $   (12,178)    $   (13,897)

      Net loss per basic and diluted
        share                                        $     (4.43)       $     (0.65)     $     (1.13)    $     (1.29)
      Weighted average number of basic and
      diluted shares outstanding                      10,764,004          10,758,441       10,758,441     10,758,441



     FISCAL 2001

                                                   THIRTEEN            THIRTEEN          THIRTEEN         THIRTEEN
                                                 WEEKS ENDED         WEEKS ENDED       WEEKS ENDED       WEEKS ENDED
                                              SEPTEMBER 30, 2000  DECEMBER 30, 2000   MARCH 31, 2001    JUNE 30, 2001
                                              ------------------  -----------------   --------------    -------------
     Sales                                           $   308,187        $   342,326      $   300,175      $   290,324
     Gross profit                                         52,909             59,273           51,861           48,977
     (Loss) income before extraordinary item              (8,502)            (9,255)          (6,263)         (46,330)
     (Loss) income per basic and diluted
        share before extraordinary item                     (.77)              (.84)            (.58)           (4.30)
     Net (loss) income                               $    (8,502)       $     7,842      $    (3,629)     $   (44,506)

     Net (loss) income per basic and diluted
       share                                         $     (0.77)       $      0.72      $     (0.34)     $     (4.13)
     Weighted average number of basic and
     diluted shares outstanding                       11,019,871         10,932,841       10,810,801       10,781,923


     In the thirteen weeks ended June 30, 2001, the Company recorded an impairment of long-lived assets in the amount of $23,377 (see Note 3.o.), increased the valuation allowance on deferred taxes by $9,565 to fully reserve the net deferred tax assets (see Note 13) and recorded an other than temporary loss on its investment in Avatex in the amount of $4,248 (see Note 3.i.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, CONTINUED)
-----------------------------------------------------------

17.  LOSS PER SHARE

     Basic earnings per share is computed by dividing net loss by the average number of common shares outstanding during the period. The diluted loss per share calculation assumes the conversion of dilutive stock options and warrants into common shares. Due to the losses incurred during each year, the stock options and warrants have been excluded, as they would be anti-dilutive.

18.  LITIGATION

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
